Form 10-Q/A
period 2012-05-31
Daniels Corporate Advisory Company, Inc.
filed 2012-09-17
CIK 1498291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

OR
 [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 333-169128

DANIELS CORPORATE ADVISORY COMPANY, INC.
(Exact name of Registrant as specified in its charter)

Nevada	04-3667624
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Parker Towers, 104-60, Queens Boulevard 12th Floor Forest Hills, New York 11375	11375
(Address of principal executive offices)	(Zip Code)

(347) 242-3148
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of May 31, 2012 the registrant had 10,000 shares of common stock outstanding.

Daniels Corporate Advisory Company, Inc.

Daniels Corporate Advisory Company, Inc.
Balance Sheets

	May 31,	November 30,
ASSETS	2012	2011
	Unaudited	Audited
CURRENT ASSETS
Cash and Cash Equivalents	$11	$173
Accounts Receivable	0	0
Other Current Assets	124,000	13600
Total Current Assets	124,011	13,773

TOTAL ASSETS	$124,011	$13,773

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,000,183	$880,656
Short term portion notes payable	0	0
Total Current Liabilities	1,000,183	880,656
LONG-TERM LIABILITIES
Stockholder Loans	4,495	4,165
Total Long Term Liabilities	4,495	4,165

TOTAL LIABILITIES	1,004,678	884,821

STOCKHOLDERS' EQUITY(DEFICIT)
Preferred Stock, $.001 par value; 50,000 shares authorized 50,000 issued and outstanding	50	50
Common Stock, $.001 par value; 50,000 shares authorized 10,000 issued and outstanding	10	10
Additional paid-in-capital	3,873,726	3,873,726
Accumulated Deficit	-4,712,923	-4,708,408
Accumulated other comprehensive (loss)	-41,530	-36,426
Total Stockholders' Equity(Deficit)	-880,667	-871,048

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$124,011	$13,773

"See Accompanying Notes to Financial Statements."

Daniels Corporate Advisory Company, Inc.
Statements of Operations

	For the six months ended		For the three months ended
	May 31,	May 31,	May 31,	May 31,
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$114,000	$0	$114,000	$0

OPERATING EXPENSES	118,515	143,347	65,110	80,507

NET INCOME(LOSS) FROM OPERATIONS	(4,515)	(143,347)	48,890	(80,507)

OTHER INCOME (EXPENSE):

Debt Forgiveness	0	0	0	0
Interest and Penalties Expense	0	0	0	0

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(4,515)	(143,347)	48,890	(80,507)

Provision for income taxes	0	0	0	0
Benefit due to tax loss carryforward	0	0	0	0

NET LOSS	$(4,515)	$(143,347)	$48,890	$(80,507)

BASIC AND DILUTED LOSS PER SHARE	$(0.45)	$(14.33)	$4.89	$(8.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,000	10,000	10,000	10,000

"See Accompanying Notes to Financial Statements."

Daniels Corporate Advisory Company, Inc.
Statements of Cash Flows

	For the Six Months Ended
	May 31,	May 31,
	2012	2011
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,515)	$(143,547)

Adjustments to reconcile net income (loss):
Debt forgiveness	0	0
Amortization of deferred consulting fees	(5,104)	0

Changes in assets and liabilities:
(Increase) in other current assets	(110,400)	(10,000)
(Increase) in deferred tax asset	0	45,500
Increase in income tax payable	0	0
(Increase)decrease in accounts receivable	0	0
Increase in accounts payable/accrued expenses	119,527	111,500
Total cash flows from operating activities	(492)	3,453

CASH FLOWS FROM INVESTING ACTIVITIES:
	0	0
Total cash flows from investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions of capital	0	0
Proceeds from stockholder loans	330	4,915

Total cash flows from financing activities	330	4,915

Increase in cash and equivalents	(162)	8,368

Cash and cash equivalents at beginning of year	173	357

Cash and cash equivalents at end of year	$11	$8,725

"See Accompanying Notes to Financial Statements."

Daniels Corporate Advisory Company, Inc.
Statements of Cash Flows

	May 31,	May 31,
	2012	2011
	Unaudited	Unaudited
CASH PAID DURING THE YEAR FOR:

Interest	$0	$0

Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on securities	$(5,104)	$0

"See Accompanying Notes to Financial Statements."

Daniels Corporate Advisory Company, Inc.
Statement of Comprehensive Income (Loss)

	May 31,	May 31,
	2012	2011
	Unaudited	Unaudited

Net loss	$(4,515)	$(143,547)

Other comprehensive income (loss)	0	0

Unrealized (gains)losses arising during the period	(5,104)	0
Comprehensive income (loss)	$(9,619)	$(143,547)

"See Accompanying Notes to Financial Statements."

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012 AND MAY 31, 2011

NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION

Daniels Corporate Advisory Company, Inc.(The company) was incorporated in the State of Nevada on May 2, 2002. The Company was organized to offer: (a) corporate financial consulting and (b) merchant banking services for public and private client companies interested in implementing Daniels developed, agreed upon, accelerated growth strategies; including MBO/LBO, Roll-up Transactions. Merchant banking includes equity funding of the growth of client and service companies, as well as funding equity of small public companies. The business became a subsidiary in late 2003 as a result of INfe Human Resources, Inc. (a publicly quoted Nevada Company) acquiring the common stock of Daniels Corporate Advisory Company, Inc.   During August 2010, INfe Human Resources, Inc. underwent a name change to Rhino Human Resources, Inc., but is still public and trades under the same (original) stock symbol: “IFHR.”

The company has a growth goal of providing advisory services to business services as well as non-business services client companies. The company works with companies seeking to create and/or acquire adjunct service businesses, whose services will initially provide better lifestyles for its existing workforce, and ultimately will be packaged, on an additional profit center basis, for sale to other small companies for the retention of their employees. The profits generated from all the financial consulting assignments will be available for venture investment in public or private client companies, as well as other quality business concept/operating companies, both public and private; through the Daniels’ Merchant Bank Division.

The Daniels Merchant Bank has an in-house equity funding program, whereby Daniels will participate in consulting client potential growth by helping finance the growth of public and private client, business service companies, as well as non-business service companies. The Merchant Bank will also participate in non-client potential growth by the purchase of equity in attractive small public companies whose growth strategies are in line with a philosophy of growth through leveraged acquisitions.

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

We have prepared the accompanying condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form S-1 and Rule 10-01 of Regulation S-X.  Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  We believe these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and consolidated results of operations for the periods presented.

Election to be treated as an emerging growth company:

For the five year period starting in the first quarter of 2012, Daniels if continuing eligibility applies has elected to use the extended transition period now available for complying with new or revised accounting standards under Section 102(b) (1).  This election allows Daniels to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of the Company still being eligible, the Daniels financial statements may not be comparable to companies that comply with public company effective dates.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012 AND MAY 31, 2011

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB Codification:

  In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, (“Codification”) effective for interim and annual reporting periods ending after September 15, 2009. This statement establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Annual Report now refer to the Codification topic section rather than a specific accounting rule as was past practice.

Principles of Consolidation:

The financial statements include only the accounts of Daniels Corporate Advisory Company, Inc. The inter company transactions have not been eliminated with the parent company INfe Human Resources, Inc .nor any of her subsidiaries in order to provide the stand alone entity Daniels. There are no inter company transactions included that provide any income or expense generating items between any of the inter related companies.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Risk and Uncertainties:

Our future results of operations and financial condition will be impacted by the following factors, among others: our lack of capital resources, dependence on third-party management to operate the companies in which we invest and dependence on the successful development and marketing of any new products in new and existing markets. Generally, we are unable to predict the future status of these areas of risk and uncertainty. However, negative trends or conditions in these areas could have an adverse affect on our business.

Cash and Cash Equivalents:

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company maintains its cash accounts at

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012 AND MAY 31, 2011

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

several financial institutions, which at times may exceed the insurable FDIC limit, but management believes that there is little risk of loss.

Fair Value of Financial Instruments:

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “ Fair Value Measurements and Disclosures ” (ASC 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability; either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3—Inputs that are both significant to the fair value measurement and unobservable.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include investments in available-for-sale securities and accounts payable and accrued expenses.    The Company has also applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012 AND MAY 31, 2011

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments:

Our investments consist of common stock of publicly quoted companies and are valued based on the closing stock price. We account for our investments in accordance with ASC Topic 320, Investments. We have designated our investments at February 29, 2012 as available-for-sale and reported these investments at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). We determined the fair value of these investments based on the closing quoted stock price on May 31, 2012.  We base the cost of the investment sold on the specific identification method using market rates.

Comprehensive Income:

ASC Topic 220 (SFAS No. 130) establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources.  Per the consolidated financial statements, the Company has purchased available-for-sale securities that are subject to this reporting.

Other-Than-Temporary Impairment:

All of our non-marketable and other investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.

When events or changes in circumstances indicate that long-lived assets other than goodwill may be impaired, an evaluation is performed to determine if a write-down to fair value is required. When an asset is classified as held for sale, the asset's book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. In addition, depreciation and amortization ceases while it is classified as held for sale.

The indicators that we use to identify those events and circumstances include:

●	the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects;
●	the general market conditions in the investee’s industry or geographic area, including regulatory or economic changes;
●	factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and
●
the investee’s receipt of additional funding at a lower valuation. If an investee obtains additional funding at a valuation lower than our carrying amount or a new round of equity funding is required for the investee to remain in business, and the new round of equity does not appear imminent, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012 AND MAY 31, 2011

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements:

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165” or ASC 855).  SFAS 165 (ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 (ASC 855) sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 (ASC 855) was effective for interim or annual financial periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168” or ASC 105-10).  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative

Non-governmental U.S. generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS 168 (ASC 105-10) was effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in SFAS 168.  All other accounting literature not included in the Codification is non-authoritative. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13. This standard updates FASB ASC 605, Revenue Recognition (“ASC 605”). The amendments to ASC 605 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. These amendments to ASC 605 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted these amendments on January 1, 2010.  Management does not believe that the adoption of this standard will have any impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”).  This standard updates FASB ASC 820, Fair Value Measurements (“ASC 820”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012 AND MAY 31, 2011

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

measurements. It also clarifies existing fair value disclosures about the level of desegregations and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company adopted ASU 2010-06 on January 1, 2010, which had no material impact on the financial statements. Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Revenue and Cost Recognition:

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Daniels Corporate Advisory Company, Inc., (Daniels) has revenues as a result of corporate financial consulting services which are recognized as services are performed. Daniels also operates the merchant banking division, which did not have any revenues to recognize.

Fixed Assets:

Fixed assets acquired would be reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Financing Fees:

Financing fees were being amortized over the life of the related liability on the straight-line method which is not materially different than using the effective interest method. All amortization has been expensed since the ongoing staffing operations have discontinued from which the finance fees were originally accrued.

Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012 AND MAY 31, 2011

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the six months ended May 31, 2012 and May 31, 2011:

	2012	2011
Net (Loss)	$(4,515)	$(143,547)

Weighted-average common shares outstanding basic
Weighted-average common stock	10,000	10,000
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-
Weighted-average common shares outstanding- diluted	10,000	10,000

Income Taxes:

The Company, a C-corporation, accounts for income taxes under ASC Topic 740 (SFAS No. 109) . Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10 “ Uncertainty in Income Taxes ” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10.  If there were an

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012 AND MAY 31, 2011

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Currently the Daniels has projected $4,691,084 as of May 31, 2012 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

NOTE 3-   NOTES PAYABLE SHAREHOLDER LOANS

As of May 31, 2012 the balance of $4,495 and as of November 30, 2011 the balance of $4,165 represented loans from Arthur Viola, shareholder, all of which was used for the company’s working capital requirements. These remaining loans are currently unsecured, non-interest bearing, and have no specific repayment terms.

NOTE 4- INVESTMENTS

Investments consist of a portfolio of common stocks trading on the OTC: BB.  The fair market values of the investments held for sale were $22 and $18 at May 31, 2012 and November 30, 2011, respectively. Due to the immaterial amounts and that they are liquid they have been classified as cash equivalents. Investments held as other assets as longer term investments had fair market values of $122,500 and $3,600 at May 31, 2012 and November 30, 2011, respectively. Other current assets are securities of the Company’s clients for long term capital appreciation. The total net unrealized losses for the periods ended May 31, 2012 were $5,104 and May 31, 2011 was zero.

Cash Equivalents are marketable securities that are available-for-sale and not deemed long term investments by the Company. During the periods ended May 31, 2012 and February 28, 2011, there were no available-for-sale securities sold and gross realized (losses) gains on these sales were zero. For purpose of determining gross realized gains, the cost of securities when sold is based on the FIFO method of valuation. Net unrealized holding gains (losses) on available-for-sale securities both in cash and investments was $(41,530) and $(36,426), respectively, for May 31, 2012 and November 30, 2011 and have been included in accumulated other comprehensive income.

NOTE 5-   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has incurred operating losses, and as of May 31, 2012 the Company had a working capital deficit of $876,172 and an accumulated deficit of $4,712,923. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012 AND MAY 31, 2011

NOTE 6-   COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments.

Contingencies:

Under the spin-off agreement dated June 22, 2010, the company no longer has any contingent liabilities relating to the hedge fund (NIR) convertible debt financing described in note 3 and the prior period financial statements.

NOTE 7- INCOME TAXES

As of May 31, 2012, the Company had approximately $4,691,084 in net operating loss carry forwards for federal income tax purposes which expire between 2011 and 2029.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing it’s business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	May 31, 2012	May 31, 2011
Net operating loss carry forwards valuation available	$1,641,879	$1,489,645

Valuation Allowances	1,641,879	1,489,645
Difference	$0	$0

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of S1, 641,879 at May 31, 2012 and $1,489,645 at May 31, 2011. The Company did not utilize any NOL deductions for either the six months ended May 31, 2012 or the full fiscal year ended November 30, 2011.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012 AND MAY 31, 2011

NOTE 8 - SPIN OFF OF DANIELS CORPORATE ADVISORY COMPANY, INC.

On June 22, 2010 the parent of INfe Human Resources, Inc. the parent company determined to spin off its subsidiary Daniels Corporate Advisory Company, Inc. to its the existing shareholder base in order to protect the tax operating loss carry forward accumulated on the company's federal tax returns as described in note 2 above.  The spin off will occur upon the effective date of the registration statement of which this prospectus is a part.

As described in Paragraph 2(c) of the Spin-Off Agreement dated as of June 22, 2010, (as part of the entire June 22, 2010 transaction (Share Exchange/Spin Off Agreements), INfe Human Resources, Inc. has agreed to assume and agrees to perform, and otherwise pay, satisfy and discharge all existing and future liabilities and obligations relating to the NIR Liabilities, whether accrued or un-accrued and that the Company (INfe Human Resources, Inc. ) will forever indemnify and hold harmless Daniels Corporate Advisory, Inc. (The Spin-off). The Company has accrued all the expenses of this agreement as part of these financial statements and included as other income the prior liabilities recorded to the hedge fund NIR, that were on the balance sheet at that date.

As described in the above paragraph the debt forgiven will reduce that loss carry forward to $4,112,582. At this point all the convertible notes payable including notes of $873,460, callable notes of $438,451 and current year accrued interest and penalties totaling $1,101,430 owed to NIR as per the closing documents of the transaction have been eliminated. At the end of that fiscal year November 30, 2011, we had outstanding liabilities of $884,821, all of which is past due or payable within 12 months.

NOTE 9 – SUBSEQUENT EVENTS

During the third quarter of 2012, as reported in the approved S-1 filing on July 11, 2012, 4,809,971 shares were distributed to the shareholders of record on June 22, 2010 and 100,000 shares of our common stock was distributed to persons other than by the stockholders of INfe Human Resources.  The shares were issued in a private placement of our common stock.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF MAY 31, 2012 AND MAY 31, 2011
PART I

ITEM 2.    DESCRIPTION OF BUSINESS

Overview

Daniels Corporate Advisory intends to provide the corporate strategy consulting services noted below, through two methods: first prior to the issuance of additional shares in a private placement or a registered offering, Mr. Viola will loan Daniels Corporate Advisory the necessary capital to accomplish the initial purchase of rights to be the provider of choice to offer a financial specialty called corporate strategy to clients network’s of other financial/business services companies.  While rights agreements of this nature are not typical, senior management, drawing on personal contacts, believes that offering to provide a very select service that is very costly to create in-house and will augment other financial services already being offered/implemented by the financial/business services firm entering into the rights agreement with Daniels Corporate Advisory, will be an acceptable addition.  However, there is no assurance that has time goes by a client may decide to enter our business and there is no provision in our agreement to prevent that from happening.  However, our senior management believes that our success with the ultimate client, the client network member of a financial/business services client, will determine whether Daniels Corporate Advisory retains the client or not.

The services incorporated into corporate strategy advisory and implementation to help formulate a path for the acceleration of corporate development (growth) include market analysis, negotiation, deal structure and determination of finance alternatives for the creation of joint-ventures, marketing agreements, new product/creation additions and acquisitions.  Daniels Corporate Advisory has a loosely organized cadre of highly-qualified, independent contractors/consultants available to perform the necessary services to achieve the optimum corporate strategy for a client.  We will need to raise approximately $150,000 in the future to hire the most seasoned consultants as full time senior management and/or as our advisory board.  While conversations with various parties have taken place, nothing has been finalized and there is no assurance that these funds will be raised.

A key service to be provided to clients is their recommendation to financing options/sources and our participation in the negotiation of amounts and terms.  The average cost of financing for any one of the accelerated growth alternatives mentioned above may be below market because of our participation, as the client may be offered in-house, short-term financing at preferential rates/terms.  To accommodate these needs, going forward, we plan to engage in our own financing in the future.  We have not decided on the amount or timing of any such financing.  It is at the discretion of our sole officer, Mr. Viola, whether these funds are offered, with the decision to participate based upon the long term growth potential of the client, its current projections for the availability of excess cash flows for repayment of the advanced funds which would be provided by Daniels Corporate Advisory as low interest rate loans for short term working capital additions and with the understanding Daniels Corporate Advisory will be retained for further advisory.

Services will also be provided in corporate financial advisory, which, like corporate strategy, is a specialized segment of corporate advisory.  It deals more with operations/cost control issues that can be done in-house with the aid of our professionals.  The corporate strategy and corporate financial advisory expertise that we will offer would be extremely expensive to do in-house by any potential financial service firm retaining Daniels Corporate Advisory, because of the talent compensation costs involved on a full time basis.  Daniels Corporate Advisory, even though it currently lacks financing to operate on a viable scale, is still able to provide its specialized services to its one client through our chairman, Arthur D. Viola.  Also it takes time and money to organize a qualified team that can work together, in a variety of industry environments.  Daniels Corporate Advisory has already assembled a team through verbal agreements and with no contingent compensation being offered or asked for by the interested parties, whom are all professionals known personally by Mr. Viola.  These verbal agreements may be formalized once subsequent financing of at least $100,000 is achieved.  In the interim, and going forward, should financing not be available, Mr. Viola will personally loan funding, if necessary, to retain those professionals needed to complete the current corporate strategy assignment and commence any other.  The potential profits contemplated from the sales of appreciate equity upon completion of the corporate strategy assignment of our one client is expected to provide adequate working capital for our internal needs for the next assignment.  Our sole officer, Mr. Viola, believes we will be cash flow positive at that time.  Open communication has transpired amongst the team over the past six months to assure it will be able to react quickly in any situation.  In addition, we may use our own in-house funds initially provided by Mr. Viola and from any potential profits from our one corporate strategy assignment for any implementation process; something none of the potential financial/business service clients like accounting, financial planning, estate planning, tax firms and those other firms specifically earmarked by Daniels Corporate Advisory to approach for business will not do because of rules set up by their industry or government regulatory bodies/authorities.  This could be a costly method for Daniels Corporate Advisory to gain business, but it is believed by our senior management to be one of the fastest ways to fill our pipeline and produce profits enabling Daniels Corporate Advisory to direct hire the most seasoned independent contractor/consultants as additions to our senior management.

The second method Daniels Corporate Advisory will use to provide its corporate strategy consulting services is more direct and less costly.  It will mean the development of advertising and end-user, client referrals.  Name brand recognition is expected to be created after one or two successful corporate strategy assignments and the publicizing of these events on web sites related to this specialty and through an aggressive in-house direct-marketing campaign to micro-cap public companies.

Daniels Corporate Advisory is operating at the present time through the corporate strategy segment of its business.  Our sole officer, Mr. Viola, is providing preliminary services to one additional client potential, in addition to our one contracted client, as we continue to negotiate the equity portion of fee arrangements.  Our one contracted client has already paid the retainer portion of its fee and has agreed to the portion of the fee to be paid through stock participation.  Once the full cash retainer amount is paid a formal contract will be entered into between client and Daniels Corporate Advisory.  The scope of the contracted client’s corporate strategy assignment is being developed with planned additions to our staff being determined based on the requirements to do the assignment.  The shares received as part payment of the retainer will be handled in the following manner: part will be sold off at the culmination of the advisory assignment for consultant payments and the balance will be held in an in-house portfolio to be sold off as funds are needed for expansion in the future.  Our sole officer, Mr. Viola, expects to effectively carry out the current corporate strategy assignment through the use of his own personal reserves.  In addition, potential candidates for our advisory board are being reviewed.  The merchant banking segment of our business model will become operational if funding is raised in the future, either through loans, or by a Private Placement Offering.

As our presence in the market place becomes more visible, through publication on client websites of our successes in our initial corporate strategy consulting assignments coupled with an assumed resulting improvement in the client’s common stock price, added financing options are expected to materialize for the benefit of our clients.  Capital companies and high-net worth (accredited) individuals may contact us to see if they may participate directly in subsequent assignments.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE    PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned  Management's  Discussion and Analysis of Financial Condition and Results of Operations which are  historical are   "forward-looking  statements"  within  the meaning of Section 27A of  the Securities Act of 1933, as amended, and Section  21E of the Securities Exchange Act  of  1934,  as  amended.   These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant  cautions  that  such  forward-looking statements involve known  and unknown risks, uncertainties and other  factors  which  may  cause  the  actual results,  performance  or  achievements  of  the  Registrant  to  be materially different  from  any  future results, performance or achievements expressed  or implied by such forward-looking  statements.  Such factors include, among other things,  the  uncertainty  as to the  Registrant's  future  profitability;  the uncertainty as to the demand  for Registrant's services; increasing competition in the markets that Registrant  conducts  business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this annual report on Form 10-Q.

Recent Business Developments

Daniels Corporate Advisory conducts on-going operations now, in consulting primarily through chairman to chairman contacts in its market-niche.  Marketing efforts are currently limited because of budget constrains.  Daniels Corporate Advisory advises its clients on strategic business alternatives, M & A, capital structure, bridge loans, and equity financing.  In order to effectively advise for the optimum value the clients can use their common stock as valuable tender in any business transaction or joint-venture, as part of our advisory, we provided the support necessary to bring all their records up to date and auditable in order to complete all the filings required by the Exchange Act.  Our main in-house efforts in the execution of assignments will entail the restructure and rebuilding of companies.  Our corporate strategy model which has as its main tenant, the use of any NOL as a starting point for rebuilding is working well.

By being the provider of choice, we will be the only corporate strategy firm allowed/referred to provide its selective group of services to clients of the business services companies that contract with us for these arrangements.  No other similar firms (competitors) of Daniels Corporate Advisory will be allowed access to these client networks, because we will be acquiring the rights to use these client networks, to corporate strategy services on an exclusive basis.  Daniels Corporate Advisory anticipates that it will therefore be the “provider of choice” when we are recommended/referred to client network members.  In this arrangement, which is intended for a variety of non-affiliated firms, we expect to earn a cash fee on all compensation received by the provider of the client, through any and all “exclusive rights” arrangements, for our advisory to senior management of the client on any and all financial transactions contemplated or entered into by said ultimate client, the nano-cap public company (less than $50 million in market capitalization).

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Arthur D. Viola, our sole officer and director and controlling stockholder.  No proceeds of this offering will be used to reimburse Mr. Viola; who will be reimbursed out of the gross profits of initial consulting assignments.  As of May 31, 2012, we had $11 in cash and cash equivalents and a working capital deficit of $876,172.

Financing Activities

We will have to raise capital by means of borrowings or through a private placement or a subsequent registered offering..  At present, we do not have any commitments with respect to future financings.  If we are unable to raise adequate capital, in the near term, to finance all phases of a client corporate consulting assignment, our proposed business will experience slow growth because it will be very hard to compete for business without a sound capital base to support advisory and implementation efforts on our suggested corporate growth strategies.

At present, we do have sufficient capital on hand to fund very limited operations for the immediate future.  Our consulting income on current and expected assignments (and continued support from Arthur D. Viola, our sole officer and director, is believed to be sufficient to support current capital demands.  Management estimates that we will need at least $2 million to fund client corporate development consulting projects over the next 12 months.  However, even if limited funds are raised, consulting services can still be provided for Phase One of assignments, (the providing of consulting expertise).  Phase Two, (the providing of short term capital to client companies), will have to be curtailed because of a limited capital raise or be provided by Mr. Viola and/or a joint-venture partner who will share in the potential revenues from Phase Two portions of any project.  This joint-venture sharing will limit the amount of profit we can earn in any one project.

Limited growth prospects, because of lack of sufficient capital to implement results of corporate consulting assignments, may very well not produce sufficient profit to cover the costs that will now be incurred by Daniels Corporate Advisory.  Legal and accounting expenses are significant for a reporting company and we will have to cover them out of limited consulting operations fees due to lack of adequate funding.  This may place additional constraints on the growth prospects of Daniels Corporate Advisory as it may have to curtail added assignments for lack of adequate working capital to manage these new assignments.  If sufficient capital is not raised over the next 12 months, the limited consulting assignments current available will not be sufficient to sustain our long term operations as a public company, and we could fail.

Results of Operations – For the Six Months ended June 30, 2012

Revenues

Sales for the six months ended May 31, 2012 were $114,000 compared to $0 for the six months ended May 31, 2011 an increase of $114,000. This reflects a signing of the second new major customer of the Company, which had no billing in the same period last year.

Operating Expenses

During the six months ended May 31, 2012, we incurred $118, 515 in expenses, compared to $143,347 in the same period ended May 31, 2011 a decrease of $24,832. The major expense of the Company currently is $100.000 in accrued wages for both periods along with professional fees related to the Company’s recent S-1 filing.

Net Income

 The Company had a net loss for the six months ended May 31, 2012 of $4,515 compared to a net loss of $143,347 for the six months ended May 31, 2011. This decrease of $138,832 was in majority due to the sales increase described above.

Results of Operations - For the Quarter Ended June 30, 2012

Revenues

Sales for the three months ended May 31, 2012 were $114,000 compared to $0 for the six months ended May 31, 2011 an increase of $114,000.  This reflects a signing of the second new major customer of the Company, which had no billing in the same period last year.

Operating Expenses

During the three months ended May 31, 2012, we incurred $65,110 in expenses, compared to $80,507 in the same period ended May 31, 2011 a decrease of $15,397. The major expense of the Company currently is $50.000 in accrued wages for both periods along with professional fees related to the Company’s recent S-1 filing.

Net Income

 The Company had a net income for the three months ended May 31, 2012 of $48,890 compared to a net loss of $80,507 for the three months ended May 31, 2011. This decrease of $129,397 was in majority due to the sales increase described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.

ITEM 4  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 45 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

CHANGES IN INTERNAL CONTROLS

During the Quarter ended May 31, 2012, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

                                    PART II

ITEM 1.    LEGAL PROCEEDINGS

Daniels Corporate Advisory is not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.  We will seek to minimize disputes with our customers and others but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 1A.    RISK FACTORS

An investment in our Common Stock is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating our business, prospective investors should carefully consider the following risk factors in addition to the other information included in this Annual Report.

RISKS RELATED TO OUR BUSINESS DURING SLOW ECONOMIC ACTIVITY

Our business environment including potential real estate projects are running at an extremely slow economic pace and may continue to do so for the foreseeable future. Our prospects must be considered within that framework and in light of the risks, expenses, delays, problems and difficulties frequently encountered in the re-establishment of a business. As such, we face risks and uncertainties relating to our ability to successfully implement our business plan.

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $4,712,923 as of May 31, 2012. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of May 31, 2012, we had cash and cash equivalents of $11.

OUR AUDITORS ISSUED A GOING CONCERN OPINION WHICH MEANS WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES AND MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Our auditors issued a going concern opinion for the fiscal years ended November 30, 2011 and November 30, 2010. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we cannot raise additional capital or generate sufficient revenues to operate profitably, we may have to suspend or cease operations. If that occurs, you will lose your investment.

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR OUR OPERATIONS AND IF WE ARE UNABLE TO SECURE SUCH FINANCING, WE MAY NOT BE ABLE TO SUPPORT OPERATIONS.

Future events, including the problems, delays, expenses and difficulties frequently encountered by growing companies, may lead to cost and expense increases that could make our revenues insufficient to support our operations and business plans. We may seek additional capital, including an offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur nor have we adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful.

We may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock who do not have anti-dilution rights. Those additional issuances of our common stock would result in a reduction of an existing holder's percentage interest in Broadleaf Capital Partners, Inc.. Our business, financial condition and results of operations could suffer adverse consequences if we are unable to obtain additional capital when needed.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

There has been a limited public market for our common stock, and an active trading market for our common stock may not develop. As a result, this could reduce our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could reduce the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

OUR COMMON STOCK IS DEEMED A "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO RESELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

The Securities and Exchange Commission or SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

NEVADA LAW AND OUR CERTIFICATE OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS WHICH COULD RESULT IN LIABILITY FOR INFE AND NEGATIVELY IMPACT OUR LIQUIDITY OR OPERATIONS.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. These exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

SINCE WE HAVE NOT PAID ANY DIVIDENDS ON OUR COMMON STOCK AND DO NOT INTEND TO DO SO IN THE FORESEEABLE FUTURE, A PURCHASER OF OUR COMMON STOCK WILL ONLY REALIZE AN ECONOMIC GAIN ON HIS OR HER INVESTMENT FROM AN APPRECIATION, IF ANY, IN THE MARKET PRICE OF OUR COMMON STOCK.

We have never paid, and have no intentions in the foreseeable future to pay, any cash dividends on our common stock. Therefore an investor in our common stock, in all likelihood, will only realize a profit on his investment if the market price of our common stock increases in value.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR COMMON STOCK.

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission as required by Section 404(a) of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Since our election to be treated as an emerging growth company we are exempt from Section 404(b) which is an independent registered public accounting firm attesting to and reporting on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These applicable requirements may first apply to our annual report on Form 10-KSB for the fiscal year ending December 31, 2002. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting at a reasonable assurance level. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404(a) and other requirements of the Sarbanes-Oxley Act. As of the date of this prospectus we do not have an estimate of the costs to the company of compliance with the Act.

We are preparing for compliance with Section 404(a) by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404(a) is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, as we rapidly grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price.

INVESTORS IN OUR SECURITIES MAY SUFFER DILUTION.

The issuance of shares of our common stock, or shares of our common stock underlying warrants, options or preferred stock will dilute the equity interest of existing stockholders who do not have anti-dilution rights and could have a significant adverse effect on the market price of our common stock. The sale of our common stock acquired at a discount could have a negative impact on the market price of our common stock and could increase the volatility in the market price of our common stock. We may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock who do not have anti-dilution rights. Those additional issuances of our common stock would result in a reduction of an existing holder's percentage interest in Daniels Corporate Advisory, Inc.. Our business, financial condition and results of operations could suffer adverse consequences if we are unable to obtain additional capital when needed.

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

The Company had no sales of unregistered securities for the quarter ending May 31, 2012.

ITEM  6.   EXHIBITS, REPORTS ON FORM  8-K AND FINANCIAL STATEMENT SCHEDULES

      (a)   Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

EXHIBIT

No.	Description

31.1	Certification of Chief Executive Officer/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 23, 2012
Daniels Corporate Advisory Company, Inc.
(Registrant)

	By:	/s/ Arthur D. Viola
Arthur D. Viola
Chief Executive Officer
and Chief Financial Officer