Form 10-Q
period 2012-08-31
Daniels Corporate Advisory Company, Inc.
filed 2012-10-09
CIK 1498291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

OR
 [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 333-169128

DANIELS CORPORATE ADVISORY COMPANY, INC.
(Exact name of Registrant as specified in its charter)

Nevada	04-3667624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Parker Towers, 104-60, Queens Boulevard 12th Floor Forest Hills, New York 11375	11375

(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of September 30, 2012 the registrant had 10,000 shares of common stock outstanding.

Daniels Corporate Advisory Company, Inc.
INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets at August 31, 2012(unaudited), and November 30, 2011 (audited)	4

	Condensed Consolidated Statements of Operations and for the Nine and Three Months Ended August 31, 2012, and (unaudited) August 31, 2011 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2012 (unaudited) and August 31, 2011 (unaudited)	6

	Condensed Consolidated Statements of Comprehensive Income for the Nine and Three Months Ended August 31, 2012 (unaudited) and August 31, 2011 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

Daniels Corporate Advisory Company, Inc.
Balance Sheets

	August 31,	November 30,
ASSETS	2012	2011
	Unaudited	Audited
CURRENT ASSETS
Cash and Cash Equivalents	$10	$173
Accounts Receivable	0	0
Other Current Assets	118,800	13,600
Total Current Assets	118,810	13,773

TOTAL ASSETS	$118,810	$13,773

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,059,036	$880,656
Short term portion notes payable	0	0
Total Current Liabilities	1,059,036	880,656

LONG-TERM LIABILITIES
Stockholder Loans	4,495	4,165
Total Long Term Liabilities	4,495	4,165

TOTAL LIABILITIES	1,063,531	884,821
STOCKHOLDERS' EQUITY(DEFICIT)
Preferred Stock, $.001 par value; 50,000 shares authorized
50,000 issued and outstanding	50	50
Common Stock, $.001 par value; 50,000 shares authorized
10,000 issued and outstanding	10	10
Additional paid-in-capital	3,873,726	3,873,726
Accumulated Deficit	-4,773,273	-4,708,408
Accumulated other comprehensive (loss)	-45,234	-36,426
Total Stockholders' Equity(Deficit)	-944,721	-871,048

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$118,810	$13,773

"See Accompanying Notes to Financial Statements."

Daniels Corporate Advisory Company, Inc.
Statements of Operations

	For the Nine months ended		For the Three Months Ended
	August 31,	August 31,	August 31,	August 31,
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$114,000	$0	$0	$0

OPERATING EXPENSES	178,865	199,867	60,350	56,230

NET INCOME(LOSS) FROM OPERATIONS	(64,865)	(199,867)	(60,350)	(56,230)

OTHER INCOME (EXPENSE):

Interest Expense	0	0	0	0
Debt Forgiveness	0	0	0	0

NET LOSS BEFORE
PROVISION FOR INCOME TAXES	(64,865)	(199,867)	(60,350)	(56,230)

Provision for income taxes	0	0	0	0
Benefit due to tax loss carryforward	0	0	0	0

NET LOSS	$(64,865)	$(199,867)	$(60,350)	$(56,230)

BASIC AND DILUTED LOSS PER SHARE	$(6.49)	$(19.99)	$(6.04)	$(5.62)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	10,000	10,000	10,000	10,000

"See Accompanying Notes to Financial Statements."

Daniels Corporate Advisory Company, Inc.
Statements of Cash Flows

	For the Nine Months Ended
	August 31,	August 31,
	2012	2011
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(64,865)	$(199,867)

Adjustments to reconcile net income (loss):
Debt forgiveness	0	0
Unrealized loss on securities	(8,808)	0

Changes in assets and liabilities:
(Increase) in other current assets	(105,200)	(10,000)
(Increase) in deferred tax asset	0	0
Increase in income tax payable	0	0
(Increase)decrease in accounts receivable	0	45,500
Increase in accounts payable/accrued expenses	178,380	162,325
Total cash flows from operating activities	(493)	(2,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
	0	0
Total cash flows from investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions of capital	0	0
Proceeds from stockholder loans	330	4,915
Payments on stockholder loans	0	(3,000)
Total cash flows from financing activities	330	1,915

Increase in cash and equivalents	(163)	(127)

Cash and cash equivalents at beginning of year	173	357

Cash and cash equivalents at end of year	$10	$230

"See Accompanying Notes to Financial Statements."

Daniels Corporate Advisory Company, Inc.
Statements of Cash Flows

	For the Nine Months Ended
	August 31,	August 31,
	2012	2011
	Unaudited	Unaudited
CASH PAID DURING THE YEAR FOR:

Interest	$0	$0

Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on securities	$(8,808)	$0

"See Accompanying Notes to Financial Statements."

Daniels Corporate Advisory Company, Inc.
Statement of Comprehensive Income (Loss)

	For the Nine Months Ended		For the Three Months Ended
	August 31,	August 31,	August 31,	August 31,
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited

Net loss	$(64,865)	$(199,867)	$(60,350)	$(56,230)

Other comprehensive income (loss)	0	0	0	0

Unrealized (gains)losses arising during the period	(8,808)	0	(4,293)	0
Comprehensive income (loss)	$(73,673)	$(199,867)	$(64,643)	$(56,230)

"See Accompanying Notes to Financial Statements."

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2012 AND AUGUST 31, 2011

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
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2012 AND AUGUST 31, 2011

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
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2012 AND AUGUST 31, 2011

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
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2012 AND AUGUST 31, 2011

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
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2012 AND AUGUST 31, 2011

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
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2012 AND AUGUST 31, 2011

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

Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2012 AND AUGUST 31, 2011

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the six months ended August 31, 2012 and August 31, 2011:

	2012	2011
Net (Loss)	$(64,865)	$(199,867)

Weighted-average common shares outstanding basic
Weighted-average common stock	10,000	10,000
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-
Weighted-average common shares outstanding- diluted	10,000	10,000

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
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2012 AND AUGUST 31, 2011

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Currently the Daniels has projected $4,751,434 as of August 31, 2012 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the recorded to date.

NOTE 3-   NOTES PAYABLE SHAREHOLDER LOANS

As of August 31, 2012 the balance of $4,495 and as of November 30, 2011 the balance of $4,165 represented loans from Arthur Viola, shareholder, all of which was used for the company’s working capital requirements. These remaining loans are currently unsecured, non-interest bearing, and have no specific repayment terms.

NOTE 4- INVESTMENTS

Investments consist of a portfolio of common stocks trading on the OTC: BB.  The fair market values of the investments held for sale were $10 and $22 at August 31, 2012 and November 30, 2011, respectively. Due to the immaterial amounts and that they are liquid they have been classified as cash equivalents. Investments held as other assets as longer term investments had fair market values of $118,800 and $3,600 at August 31, 2012 and November 30, 2011, respectively. Other current assets are securities of the Company’s clients for long term capital appreciation. The total net unrealized losses for the periods ended August 31, 2012 were $8,808 and August 31, 2011 was zero.

Cash Equivalents are marketable securities that are available-for-sale and not deemed long term investments by the Company. During the periods ended August 31, 2012 and August 31, 2011, there were no available-for-sale securities sold and gross realized (losses) gains on these sales were zero. For purpose of determining gross realized gains, the cost of securities when sold is based on the FIFO method of valuation. Net unrealized holding gains (losses) on available-for-sale securities both in cash and investments was $(45,234) and $(36,426), respectively, for August 31, 2012 and November 30, 2011 and have been included in accumulated other comprehensive income.

NOTE 5-   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has incurred operating losses, and as of August 31, 2012 the Company had a working capital deficit of $940,226 and an accumulated deficit of $4,773,273. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2012 AND AUGUST 31, 2011

NOTE 6-   COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments.

Contingencies:

Under the spin-off agreement dated June 22, 2010, the company no longer has any contingent liabilities relating to the hedge fund (NIR) convertible debt financing described in note 3 and the prior period financial statements.

NOTE 7- INCOME TAXES

As of August 31, 2012, the Company had approximately $4,751,434 in net operating loss carry forwards for federal income tax purposes which expire between 2011 and 2029.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing it’s business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	August 31, 2012	August 31, 2011
Net operating loss carry forwards valuation available	$1,663,002	$1,509,326

Valuation Allowances	1,663,002	1,509,326
Difference	$0	$0

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of S1, 663,002 at August 31, 2012 and $1,509,326 at August 31, 2011. The Company did not utilize any NOL deductions for either the nine months ended August 31, 2012 or the full fiscal year ended November 30, 2011.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2012 AND AUGUST 31, 2011

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

NOTE 9 – SUBSEQUENT EVENTS

During the fourth quarter of 2012, as reported in the approved S-1 filing on July 11, 2012, 4,809,971 shares were distributed to the shareholders of record on June 22, 2010 and 100,000 shares of our common stock was distributed to persons other than by the stockholders of INfe Human Resources.  The shares were issued in a private placement of our common stock.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2012 AND AUGUST 31, 2011

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

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Arthur D. Viola, our sole officer and director and controlling stockholder.  No proceeds of this offering will be used to reimburse Mr. Viola; who will be reimbursed out of the gross profits of initial consulting assignments.  As of August 31, 2012, we had $10 in cash and cash equivalents and a working capital deficit of $940,226.

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

Results of Operations – For the Nine Months ended August 31, 2012

Revenues

Sales for the nine months ended August 31, 2012 were $114,000 compared to $0 for the nine months ended August 31, 2011 an increase of $114,000. This reflects a signing of the second new major customer of the Company, which had no billing in the same period last year.

Operating Expenses

During the nine months ended August 31, 2012, we incurred $178,865 in expenses, compared to $199,867 in the same period ended August 31, 2011 a decrease of $21,002. The major expense of the Company currently is $150,000 in accrued wages for both periods along with professional fees incurred during the nine months ended August 31, 2011 related to the Company’s recently completed S-1 filing.

Net Income

 The Company had a net loss for the nine months ended August 31, 2012 of $64,865 compared to a net loss of $199,867 for the nine months ended August 31, 2011. This decrease of $135,002 was in majority due to the sales increase described above.

Results of Operations - For the Quarter Ended August 31, 2012

Revenues

Sales for the three months ended August 31, 2012 were $0 compared to $0 for the three months ended August 31, 2011 resulting in no change between the periods.

Operating Expenses

During the three months ended August 31, 2012, we incurred $60,350 in expenses, compared to $56,230 in the same period ended August 31, 2011 an increase of $4,120. The major expense of the Company currently is $50.000 in accrued wages for both periods along with normal operating expenses in both periods which the majority of which would include telephone cost, and professional fees.

Net Income

 The Company had a net loss for the three months ended August 31, 2012 of $60,350 compared to a net loss of $56,230 for the three months ended August 31, 2011. This increase of $4,120 was due to the operating expense increase described above.

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended August 31, 2012, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $4,773,273 as of August 31, 2012. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of August 31, 2012, we had cash and cash equivalents of $10.

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

The Company had no sales of unregistered securities for the quarter ending August 31, 2012.

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

Dated October 3, 2012
Daniels Corporate Advisory Company, Inc.
(Registrant)

	By:	/s/ Arthur D. Viola
Arthur D. Viola
Chief Executive Officer
and Chief Financial Officer