Form 10-K
period 2012-11-30
Daniels Corporate Advisory Company, Inc.
filed 2013-02-12
CIK 1498291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-169128

DANIELS CORPORATE ADVISORY COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	04-3667624
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

Parker Towers, 104-60, Queens Boulevard 12th Floor Forest Hills, New York	11375
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (347) 242-3148

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	Over-the Counter

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 based upon the closing price as of such date was $100.

As of January 20, 2012, 10,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Table of Contents

10-K - DANIELS CORPORATE ADVISORY, INC. 10-K

PART I

Item 1.	Business.
Item 1A.	Risk Factors.
Item 1B.	Unresolved Staff Comments.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	RESERVED.

PART II

Item 5.	Market for Registrant s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6.	Selected Financial Data.
Item 7.	Management s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.
Item 9B.	Other Information.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
SIGNATURES
EXHIBIT INDEX

EX-31.1 (EXHIBIT 31.1)

EX-32.1 (EXHIBIT 32.1)

Forward Looking Statements

The statements contained in this report other than statements of historical fact are   "forward-looking  statements"  within  the meaning of Section 27A of  the Securities Act of 1933, as amended, and Section  21E of the Securities Exchange Act  of  1934,  as  amended.   These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant  cautions  that  such  forward-looking statements involve known  and unknown risks, uncertainties and other  factors  which  may  cause  the  actual results,  performance  or  achievements  of  the  Registrant  to  be materially different  from  any  future results, performance or achievements expressed  or implied by such forward-looking  statements.  Such factors include, among other things,  the  uncertainty  as to the  Registrant's  future  profitability;  the uncertainty as to the demand  for Registrant's services; increasing competition in the markets that Registrant  conducts  business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth. These forward-looking statements speak only as of the date of this report. We assume no obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any changes in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in the reports we file with the SEC.

PART I

Item 1.	Business.

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

Item 1A.	Risk Factors.

An investment in our Common Stock is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating our business, prospective investors should carefully consider the following risk factors in addition to the other information included in this Annual Report.

Risks Relating to Our Business

We have a limited operating history which may not serve as an adequate basis to judge our future prospects and results of operations.

Daniels Corporate Advisory Company, Inc., which was incorporated on August 22, 2002, has a limited operating history upon which an evaluation of our future performance and prospects can be made.  We are an early-stage operating company with limited revenue history.  Our prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business.  As an early-stage operating company, Daniels Corporate Advisory faces risks and uncertainties relating to its ability to successfully implement its business plan, which are described in more detail below.

Since inception, as a subsidiary of INfe Human Resources, Inc., Daniels Corporate Advisory has always been an operating company, furnishing its advisory to all phases of operations, finance and in the management of the staffing industry roll-up for its parent company for which revenues were eliminated during consolidations.  During our existence, we have booked approximately $100,000 in revenues.  Following the spin-off, we expect that we will be able to practice our specialties and be paid at the going consultation rate instead of at the much lower rates of the past.

Limited revenues and ongoing losses.

Since inception, Daniels Corporate Advisory has generated approximately $100,000 of revenue.  On a consolidated basis, as part of INfe Human Resources, it has booked losses because it has provided funding, referral, and advisory and oversight management advisory to the operating executives of each of the subsidiary staffing companies of INfe Human Resources.  Daniels earnings potential would have been greater; however, our one employee, Arthur D. Viola, has, over the last five years, dedicated practically all his time to the staffing subsidiaries of INfe Human Resources; brought in a variety of independent contractor consultants under our banner, to help correct and/or remedy operational and developmental problems as well as helped continue the growth of the staffing subsidiaries by providing venues to alternate financing options.  This has limited Mr. Viola’s time in transacting outside consulting assignments in his specialties for the Daniels subsidiary of IFHR.  We have incurred losses of $4,434,421 for the period from August 22, 2002 (inception) to November 30, 2010.  However, there was debt forgiveness income of $1,311,911 which resulted in a total net income of $1,031,275 for the year ended November 30, 2010.  From December 1, 2011, through November 30, 2012, Daniels Corporate Advisory had $114,000 in revenues and related expenses of $249,198.

Our business strategy is unproven and our prospects must be considered speculative.

Our business strategy is unproven, and we may not be successful in addressing early stage challenges, such as establishing our position in the market and developing effective marketing of our services.  To implement our business plan, capital may be provided from existing and possibly new consulting business revenue and through outside financing.  We have not yet located additional financing to implement our business plan in its entirety.  Initial growth may be very limited and based solely on compensation from a small, existing, consulting assignment with no guarantee of obtaining additional assignments over the next twelve months.  The other potential growth segment of our business plan, the acquisition of marketing rights for our services through the client networks of other Business Services Companies, will only occur if we can obtain outside financing.  Internally generated funds, alone, will not be sufficient to implement this phase of our business plan.

Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business, specifically the risks inherent in developmental stage companies.  We expect to continue to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future.  It is possible that we will not be able to achieve profitable operations or, if profitability is achieved, that it will be maintained for any significant period, or at all.

Our auditors have stated we may not be able to stay in business.

Our auditors have issued a going concern opinion, which means that there is doubt that we can continue as an ongoing business for the next 12 months.  Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The JOBS Act allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies.

Since, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We have different disclosure requirements than other public companies as an Emerging Growth Company(EGC).

Pursuant to Section 107 of the Jumpstart Our Business Startups Act (the “JOBS Act”) which was signed into law on April 5, 2012, we have elected to claim the exemption provided to emerging growth companies.

The JOBS Act provides an “IPO on ramp” for “emerging growth companies” (a newly created category of issuer under the Securities Act), which are issuers with annual gross revenues of less than $1 billion during the most recently completed fiscal year.  Emerging growth companies may take advantage of the scaled disclosure requirements that already have been available to “smaller reporting companies” (defined by the Securities Act as companies having a public float of less than $75 million).  The scaled disclosure includes a requirement to include only two, rather than three, years of audited financial statements in the issuer’s initial public offering (“IPO”) registration statement and, during the “IPO on ramp” period, the ability to omit the auditor’s attestation on internal control over financial reporting required by the Sarbanes-Oxley Act of 2002.

Also during the “IPO on ramp” period, emerging growth companies would not need to submit say-on-pay votes to their stockholders (including say-on-pay frequency or golden parachute votes) and would face more limited executive compensation disclosure requirements than larger companies.

We may not be successful in the implementation of our business strategy or our business strategy may not be successful, either of which will impede our development and growth.

Daniels Corporate Advisory is engaged in the business of offering corporate financial consulting services and merchant banking services.

We do not know whether we will be able to continue successfully implementing our business strategy or whether our business strategy will ultimately be successful.  In assessing our ability to meet these challenges, a potential investor should take into account our lack of operating history, our management’s relative inexperience, the competitive conditions existing in our industry and general economic conditions.  Our growth is largely dependent on our ability to successfully implement our business strategy.  Our revenues may be adversely affected if we fail to implement our business strategy or if we divert resources to a business strategy that ultimately proves unsuccessful.

Our service offerings may not be accepted.

We constantly seek to modify our service offerings to the marketplace.  As is typically the case evolving service offerings, anticipation of demand and market acceptance are subject to a high level of uncertainty.  The success of our service offerings primarily depends on the interest of our customers.  In general, achieving market acceptance for our services will require substantial marketing efforts and the expenditure of significant funds, which we may not have available, to create awareness and demand among customers.

We have limited marketing experience, and have extremely limited financial, personnel and other resources to undertake extensive marketing activities.  Accordingly, we are uncertain as to the acceptance of any of our services or our ability to generate the revenues necessary to remain in business.

Risks associated with our ability to manage expansion as a result of acquisitions.

The growth of our business depends in large part on our ability to manage expansion, control costs in our operations and consolidate acquisitions into existing operations.  This strategy will entail reviewing and potentially reorganizing acquired operations, corporate infrastructure and system and financial controls.  Unforeseen expenses, difficulties, complication and delays frequently encountered in connection with the rapid expansion of operations could inhibit our growth and adversely affect our financial condition, results of operations or cash flow.

Risks associated with our inability to identify suitable acquisition candidates.

We may be unable to identify acquisition candidates that would result in the most successful combinations or be unable to consummate acquisitions on acceptable terms.  The magnitude, timing and nature of future acquisitions will depend upon various factors, including our success in establishing the corporate development “pilot programs” for consulting clients as a viable means of growth acceleration, the availability of suitable acquisition candidates that have the client base suitable for cross-marketing opportunities, the negotiation of acceptable terms, our financial capabilities, the availability of skilled employees to manage acquired companies and general economic and business conditions.

We may be unable to obtain financing for the acquisitions that are available to us.

We are currently attempting to obtain financing for our corporate financial consulting and merchant banking services lines of business as well as for acquisition opportunities which could result in material dilution to our existing stockholders.  We may be unable to obtain adequate financing for further development of our proposed services and for any acquisition for cross-marketing of services purposes, or that, if available, such financing will be on favorable terms.

Our future financial results are uncertain and our operating results may fluctuate, due to, among other things, consumer trends, seasonal fluctuations and market demand.

As a result of our short and sporadic operating history, it is difficult to accurately forecast our revenue.  Further, we have little historical financial data upon which to base planned operating expenses.  We base our current and future expense levels on our operating plans and estimates of future expenses.  Our expenses are dependent in large part upon expenses associated with our proposed marketing expenditures and related overhead expenses, and the costs of hiring and maintaining qualified personnel to carry out our respective services.  Sales and operating results are difficult to forecast because they will depend on the growth of our customer base, changes in customer demands and consumer trends, the degree of utilization of our advertising services as well as the mix of services and services sold.  As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall.  This inability could cause our net losses in a given quarter to be greater than expected.

We rely on the services of Arthur D. Viola.

Our business relies on the efforts and talents of our sole officer and director, Arthur D. Viola.  The loss of his services could adversely affect the operations of our business, and could have a very negative impact on our ability to fulfill on our business plan.

If we ever become a publicly quoted company, we may have difficulty in attracting and retaining management and outside independent members to our board of directors as a result of their concerns relating to their increased personal exposure to lawsuits and stockholder claims by virtue of holding these positions in a publicly quoted company.

The directors and management of publicly quoted corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors.  Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims.  We currently do carry limited directors and officers’ liability insurance.  Directors and officers’ liability insurance has recently become much more expensive and difficult to obtain.  If we are unable to continue or provide directors and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

We may lose potential independent board members and management candidates to other companies that have greater directors and officers’ liability insurance to insure them from liability or to companies that have revenues or have received greater funding to date which can offer more lucrative compensation packages.  The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks.  As a company with limited operating history and resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

We may fail to establish and maintain strategic relationships.

We believe that the establishment of strategic partnerships will greatly benefit the growth of our business, and we intend to seek out and enter into strategic alliances.  We may not be able to enter into these strategic partnerships on commercially reasonable terms, or at all.  Even if we enter into strategic alliances, our partners may not attract significant numbers of customers or otherwise prove advantageous to our business.  Our inability to enter into new distribution relationships or strategic alliances could have a material and adverse effect on our business.

We may incur significant costs to ensure compliance with U.S. corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC.  We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer’s liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.  We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Relating to Our Stock

Arthur D. Viola owns 50,000 shares of our super voting preferred stock entitling him to the right to vote 25,000,000 shares of our common stock in any election or event.  This concentration of ownership could discourage or prevent a potential takeover of Daniels Corporate Advisory that might otherwise result in your receiving a premium over the market price for your common stock.

Arthur D. Viola owns 50,000 shares of our super voting preferred stock entitling him to the right to vote 25,000,000 shares of our common stock in any election or event.  Following the share distribution, Mr. Viola will own 466,606 shares of our common stock, 166,606 directly and 300,000 shares through his affiliate, Daniels Development Corporation, as well as 50,000 shares of the Daniels Corporate Advisory preferred stock which has voting rights equal to 500 shares of the Daniels Corporate Advisory common stock for every one share of Daniels Corporate Advisory preferred stock held, which equates to voting rights of 25,466,606 shares of the Daniels Corporate Advisory common stock held by Mr. Viola, which amount exceeds our outstanding shares of common stock after the spin-off.  The result of the ownership of our common stock by Mr. Viola is that he has voting control on all matters submitted to our stockholders for approval and is able to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.  Additionally, this concentration of voting power could discourage or prevent a potential takeover of Daniels Corporate Advisory that might otherwise result in your receiving a premium over the market price for your common stock.

There is no market for our shares.  If we become a publicly quoted company, our common stock will most likely be thinly quoted, so you may be unable to sell at or near bid prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our shares are not registered under the United States securities laws and are not quoted or quoted on any securities market.  If our shares become publicly traded or quoted for sale, our common stock will be sporadically or “thinly-quoted” on the “Pink Sheets,” and possibly on the Over-the-Counter Bulletin Board, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent.  This situation will be attributable to a number of factors, including the fact that we are a small company which will be relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a mature issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that trading levels will not continue.

Pink Quote, informally known as the “Pink Sheets,” is an electronic quotation system operated by Pink OTC Markets that displays quotes from broker-dealers for many over-the-counter securities.  These securities tend to be inactively quoted stocks, including penny stocks and those with a narrow geographic interest.  Market makers and other brokers can use Pink Quote to publish their bid and ask quotation prices.  The term Pink Sheets is also used to refer to a market tier within the current Pink Quote system.

The Pink Sheets is not a stock exchange.  To be quoted in the Pink Sheets, companies do not need to fulfill any requirements (e.g., filing financial statements with the SEC).  The companies quoted in the Pink Sheets tend to be closely held, extremely small, thinly quoted, or bankrupt.  Most do not meet the minimum U.S. listing requirements for trading on a stock exchange such as the New York Stock Exchange.  Many of these companies do not file periodic reports or audited financial statements with the SEC, making it very difficult for investors to find reliable, unbiased information about those companies.

The OTCBB is a quotation service for the Financial Industry Regulatory Authority (“FINRA”) market makers, and not an issuer listing service or securities market.  There are no listing requirements that must be met by an OTCBB issuer.  Accordingly, there are no financial requirements and there is no minimum bid price requirement.

OTCBB companies are not considered to be “listed.”  There are, however, certain requirements an issuer must meet in order for its securities to be eligible for a market maker to enter a quotation on the OTCBB.  In order for a security to be eligible for quotation by a market maker on the OTCBB, the security must be registered with the Securities and Exchange Commission or other federal regulatory authority that has proper jurisdiction and the issuer must be current in its required filings with such federal authority.

The stated listing requirements for the OTCBB are as follows:

•	Fully reporting with the Securities and Exchange Commission;

•	Not a black check or inactive company;

•	Minimum of 40 stockholders of record holding at least 100 shares each (note: this number is informal and has been moving up);

•	Directors, officers, and stockholders will be scrutinized for previous involvements in other OTCBB companies, in particular, blank check companies; and

•	Must have a market maker submit a Rule 15c211 application to FINRA and agree to act as market maker for securities of company.

Even if our shares become publicly quoted, your shares may not be “free-trading.”

Investors should understand that their shares of our common stock will not become “free-trading” merely because Daniels Corporate Advisory is a publicly-quoted company.  In order for the shares to become “free-trading,” the shares must be registered, or entitled to an exemption from registration under applicable law.  See “Shares Eligible for Future Sale.”

We may need to raise additional capital.  If we are unable to raise necessary additional capital, our business may fail or our operating results and our stock price may be materially adversely affected.

Because we are a newly operational company, we need to secure adequate funding.  Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders.  If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  If we are unable to obtain adequate financing, we may have to curtail our operations and our business would fail.

Our issuance of additional common stock in exchange for services or to repay debt would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

Our sole director, Mr. Viola, may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time.  It is likely that we will issue additional securities to pay for services and reduce debt in the future.  It is possible that we will issue additional shares of common stock under circumstances we may deem appropriate at the time.

We have never paid or declared any dividends on our common stock.

We have never paid or declared any dividends on our common stock.  Likewise, we do not anticipate paying, in the near future, dividends or distributions on our common stock or our common stock to be sold in this offering.  Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, our financial requirements for future operations and growth, and other facts as we may then deem appropriate.

Our directors have the right to authorize the issuance of shares of our preferred stock and additional shares of our common stock.

Our sole director, Mr. Viola, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, has the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series.  We have no intention of issuing shares of preferred stock at the present time.  Any issuance of shares of preferred stock could adversely affect the rights of holders of our common stock.

Should we issue additional shares of our common stock at a later time, each investor’s ownership interest in our stock would be proportionally reduced.  No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

If our shares become publicly quoted and our shares are quoted on the Pink Sheets or the OTCBB, and we fail to remain current in our reporting requirements, we could be removed from the OTCBB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies whose shares are quoted for sale on the OTCBB and some whose shares are quoted for sale on the Pink Sheets must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the Pink Sheets and OTCBB.  If our shares become publicly quoted and our shares are quoted for sale on the OTCBB, and we fail to remain current in our reporting requirements, we could be removed from the OTCBB.  As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

If our shares become publicly quoted, the market price for our common stock will most likely be particularly volatile given our status as a relatively unknown company with a small and thinly quoted public float, limited operating history and lack of net revenues which could lead to wide fluctuations in our share price.  The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market.

If our shares become publicly quoted, the market for our common stock will most likely be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price would be attributable to a number of factors.  First, as noted above, the shares of our common stock will likely be sporadically and/or thinly quoted.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Secondly, we will most likely be a speculative or “risky” investment due to our dependence on an initial flow of corporate consulting assignments and their implementation producing positive results to attract new clients.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a mature issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that current trading levels will continue.

Shares eligible for future sale by our current stockholders may adversely affect our stock price.

The sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.  In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities.

Our issuance of additional common stock in exchange for services or to repay debt would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

Our sole director, Mr. Viola, may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as Mr. Viola may deem relevant at that time.  We have issued shares of our common stock in payment for services in the past.  It is likely that we will issue additional securities to pay for services and reduce debt in the future.  It is possible that we will issue additional shares of common stock under circumstances we may deem appropriate at the time.

Anti-takeover provisions may impede the acquisition of Daniels Corporate Advisory.

Certain provisions of the Nevada Revised Statutes have anti-takeover effects and may inhibit a non-negotiated merger or other business combination.  These provisions are intended to encourage any person interested in acquiring Daniels Corporate Advisory to negotiate with, and to obtain the approval of, our sole director, Mr. Viola, in connection with such a transaction.  As a result, certain of these provisions may discourage a future acquisition of Daniels Corporate Advisory, including an acquisition in which the stockholders might otherwise receive a premium for their shares.

You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel.  Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain the current market price, or as to what effect the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

We may need to raise additional capital.  If we are unable to raise necessary additional capital, our business may fail or our operating results and our stock price may be materially adversely affected.

We may need to secure adequate funding.  If we are unable to obtain adequate funding, we may not be able to successfully develop and market our proposed products and our business will most likely fail.  We do not have commitments for additional financing.  To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities.  We may be unable to secure additional financing on favorable terms or at all.

Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders.  If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  If we are unable to obtain adequate financing, we may have to curtail business operations, which would have a material negative effect on operating results and most likely result in a lower stock price.

If our shares become publicly quoted, an active trading market in our shares may not be sustained.

If our shares become publicly quoted, an active trading market in our shares may not be sustained.  Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of the securities to be distributed by us.  Many brokerage firms may not be willing to participate in transactions in a security if a low price develops in the trading of the security.  Even if a purchaser finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price.  Further, many lending institutions will not permit the use of our securities as collateral for any loans.

If our shares become publicly quoted, our common stock will most likely be subject to the “penny stock” rules of the Securities and Exchange Commission, and the trading market in our common stock will be limited, which would make transactions in our stock cumbersome and may reduce the investment value of our stock.

If our shares become publicly quoted, our shares of common stock will most likely be “penny stocks” because they most likely will not be registered on a national securities exchange or listed on an automated quotation system sponsored by a registered national securities association, pursuant to Rule 3a51-1(a) under the Exchange Act.  For any transaction involving a penny stock, unless exempt, the rules require:

•	That a broker or dealer approve a person’s account for transactions in penny stocks; and

•	That the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

•	Sets forth the basis on which the broker or dealer made the suitability determination; and

•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The market for penny stocks has suffered in recent years from patterns of fraud and abuse.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

•	Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, if our shares become publicly quoted, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

Subscriptions to purchase shares in this offering are irrevocable and will be immediately available for our use without any escrow.

The execution of a subscription agreement by an investor constitutes a binding offer to purchase shares of our common stock.  Once an investor subscribes for our shares, the investor will not be able to revoke his subscription.  As stated elsewhere herein, the proceeds from the sale of our shares will not be subject to any escrow, but will be immediately available for our use.  Consequently, those investors who purchase shares earlier in the offering will be substantially more at risk than those investors who purchase later in the offering, inasmuch as the later investors will have had the opportunity to assess the success of the offering before making an investment.  In no event will the subscribed amounts be returned to investors.

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $4,843,606 as of November 30, 2012. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of November 30, 2012, we had cash and cash equivalents of $82.

OUR AUDITORS ISSUED A GOING CONCERN OPINION WHICH MEANS WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES AND MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Our auditors issued a going concern opinion for the fiscal years ended November 30, 2012 and November 30, 2011. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we cannot raise additional capital or generate sufficient revenues to operate profitably, we may have to suspend or cease operations. If that occurs, you will lose your investment.

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

W e may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock who do not have anti-dilution rights. Those additional issuances of our common stock would result in a reduction of an existing holder's percentage interest in Broadleaf Capital Partners, Inc.. Our business, financial condition and results of operations could suffer adverse consequences if we are unable to obtain additional capital when needed.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Daniels Corporate Advisory’s operational headquarters are in an office service complex located at Parker Towers, 104-60, Queens Boulevard, 12th Floor, Forest Hills, New York 11375.  Our office space is provided by Arthur D. Viola, our sole officer, director, and controlling stockholder at no charge.  As our business grows, we may be forced to move to other offices and pay rent.  We believe that our existing facilities are adequate for our current needs for the foreseeable future and if additional space is needed, it would be available on favorable terms at an acceptable location.

Item 3.	Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4.	RESERVED.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

The shares of our common stock are not currently listed for sale on any exchange, although we do plan to attempt to have our shares quoted for sale on the “Pink Sheets” or the OTC Bulletin Board.  However, there can be no assurance that we will be successful in having our shares quoted or traded on any public market.

The table below shows the high and low sales prices for our common stock for the periods indicated.

Price Ranges
	High		Low
Fiscal Year Ended November 30, 2011
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter		N/A		N/A

Fiscal Year Ended November 30, 2012
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter		N/A		N/A

Since the company has not yet traded on the “Pink Sheets” or the OTC Bulletin Board there is no closing price of our common stock, and there were approximately 136 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.”

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Recent Sales of Unregistered Securities and Equity Purchases by Company

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report. The Annual Report on Form 10-K/A contains forward-looking statements including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

– discuss our future expectations;
– contain projections of our future results of operations or of our financial condition; and
– state other “forward-looking” information.

We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this report. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

Organizational Overview

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

General

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our financial statements. which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations and we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

The accounting policies identified as critical are as follows:

– Revenue recognition;
– Fair value of assets.
– Use of estimates

Revenue Recognition

Revenues are derived from research, development, qualification and production testing for certain commercial products.

Revenue from fixed price testing contracts is generally recorded upon completion of the contracts, which are generally short-term, or upon completion of identifiable contractual tasks. At the time we enter into a contract that includes multiple tasks, we estimate the amount of actual labor and other costs that will be required to complete each task based on historical experience. Revenues are recognized which provide for a profit margin relative to the testing performed. Revenue relative to each task and from contracts which are time and materials based is recorded as effort is expended. Billings in excess of amounts earned are deferred. Any anticipated losses on contracts are charged to income when identified. To the extent management does not accurately forecast the level of effort required to complete a contract, or individual tasks within a contract, and we are unable to negotiate additional billings with a customer for cost over-runs, we may incur losses on individual contracts. All selling, general and administrative costs are treated as period costs and expensed as incurred.

For revenue from product sales, we recognize revenue in accordance with Accounting Standards Codification subtopic 605-10,Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25 on our financial position and results of operations was not significant.

Fair Value of Assets

The Company has adopted the standard FASB Accounting Standards Codification (ASC 820) “ Fair Value Measurements and Disclosures ”  which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Arthur D. Viola, our sole officer and director and controlling stockholder.  No proceeds from our initial offering will be used to reimburse Mr. Viola; who will be reimbursed out of the gross profits of initial consulting assignments.  As of November 30, 2012, we had $82 in cash and cash equivalents and a working capital deficit of $1,011,287.

Financing Activities

We will have to raise capital by means of borrowings or through a private placement or a subsequent registered offering..  At present. We do not have any commitments with respect to future financings.  If we are unable to raise adequate capital, in the near term, to finance all phases of a client corporate consulting assignment, our proposed business will experience slow growth because it will be very hard to compete for business without a sound capital base to support advisory and implementation efforts on our suggested corporate growth strategies.

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

Comparison of the Year Ended November 30, 2012 to the Year Ended November 30, 2011

Revenues

Sales for the year ended November 30, 2012 were $114,000 compared to $0 for the year ended November 30, 2011 an increase of $114,000. This reflects a signing of the second new major customer of the Company, which had no billing in the same period last year.

Operating Expenses

During the year ended November 30, 2012, we incurred $249,198 in expenses, compared to $273,987 in the same period ended November 30, 2011 a decrease of $24,789. The major expense of the Company currently is $200,000 in accrued wages for both periods along with professional fees incurred during both the years ended November 30, 2012 and November 30, 2011 related to the Company’s recently completed S-1 filing.

Net Income

The Company had a net loss for the year ended November 30, 2012 of $135,198 compared to a net loss of $273,987 for the year ended November 30, 2011. This decrease of $138,789 was in majority due to the sales increase described above.

Off-Balance Sheet Arrangements

None.

Inflation

We believe that inflation has not had a material impact on our results of operations for the two years ended November 30, 2012 and 2011, and since inflation rates have generally remained at relatively low levels our operations are not otherwise uniquely affected by inflation concerns.

Going Concern

The accompanying audited condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our auditors, in their report dated December 28, 2010, have expressed substantial doubt about our ability to continue as going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-11, an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In September 2011, the FASB issued Accounting Standards Update  (ASU) 2011-8an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected not to early adopt. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, an entity may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. We elected not to early adopt. Other than a change in presentation, the implementation of this accounting pronouncement is not expected to have a material impact on our financial statements when implemented.

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the guidance to have a material impact on our financial statements when implemented.

There are no other new accounting pronouncements adopted or enacted during the year ended November 30, 2012 that had, or are expected to have, a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

        We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and notes thereto and supplementary data required by this Item are presented beginning on page F-1 of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of November 30, 2012, we determined that control deficiencies existed that constituted material weaknesses, as described below:

–	lack of documented policies and procedures.
–	we have no audit committee.
–	there is a risk of management override given that our officers have a high degree of involvement in our day to day operations.
–	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of November 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

John Scrudato CPA, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of November 30, 2012.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board. Our executive officers are as follows:

Name	Age	Position
Arthur D Viola	63	President, Chief Executive Officer, Acting Chief Financial Officer and Director

 Biographical information for our executive officers is set forth below:

Arthur D. Viola has been our chairman, president, chief executive officer and a director since September, 2002. In 1981, Mr. Viola founded The Viola Group, Inc., a New York based public company which acquired, and managed private companies.  From 1990 to the present, Mr. Viola has served as senior partner of Daniels Corporate Advisory Co., a New York based private company, which is a predecessor of the registrant, and which advised and helped grow small public companies.  Previously, Mr. Viola was involved in mergers and acquisitions as an AVP Corporate Finance/M&A Department of Bank of America, (1980 1982) as a Senior Acquisitions/Market-Planner at Gulf & Western (1978 1979) and as a Senior Acquisitions Analyst at Crane Co.,(1975 1978) and was an account manager for Citibank, N.A. (1971 1974) in their Institutional Investment Management Department.  Mr. Viola attended New York University (Advanced work in Corporate Mergers and Acquisitions) and the New York University Real Estate Institute for Real Estate Development. He received an MBA from Pace University (Financial Management & Accounting) and a BA from Iona College (Economics and Finance).

Audit Committee

The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board when performing the functions of what would generally be performed by an audit committee.  The board approves the selection of Daniels Corporate Advisory’s independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants Daniels Corporate Advisory’s annual operating results, considers the adequacy of Daniels Corporate Advisory’s internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Daniels Corporate Advisory has determined that Arthur D. Viola is a financial expert as defined by Section 407 of The Sarbanes-Oxley Act of 2002.  However, Mr. Viola is not independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.  In order to be considered to be independent, a member of an audit committee of a listed issuer that is not an investment company may not, other than in his capacity as a member of the audit committee, our board of directors or any other board committee:

• Accept directly or indirectly any consulting, advisory or other compensatory fee from the issuer or any subsidiary thereof, provided that, unless the rules of the national securities exchange or national securities association provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the listed issuer (provided that such compensation is not contingent in any way on continued service); or

• Be an affiliated person of the issuer or any subsidiary thereof.

Mr. Viola has acquired the status of financial expert through experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions, and overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements.

Conflicts of Interest

From time to time, one or more of Daniels Corporate Advisory’s affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that Daniels Corporate Advisory own and operate.  These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with Daniels Corporate Advisory with respect to operations, including financing and marketing, management time and services and potential customers.  These activities may give rise to conflicts between or among the interests of Daniels Corporate Advisory and other businesses with which Daniels Corporate Advisory’s affiliates are associated.  Daniels Corporate Advisory affiliates are in no way prohibited from undertaking such activities, and neither Daniels Corporate Advisory nor its stockholders will have any right to require participation in such other activities.

With respect to transactions involving real or apparent conflicts of interest, hawse have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to Daniels Corporate Advisory at the time it is authorized or approved by our directors.

Code of Ethics for Senior Executive Officers and Senior Financial Officers

Daniels Corporate Advisory has adopted a Code of Ethics for Senior Executive Officers and Senior Financial Officers that applies to its president, chief executive officer, chief operating officer, chief financial officer, and all financial officers, including the principal accounting officer.  The code provides as follows:

• Each officer is responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by Daniels Corporate Advisory with the Securities and Exchange Commission or disclosed to Daniels Corporate Advisory’s stockholders and/or the public.

• Each officer shall immediately bring to the attention of the audit committee, or disclosure compliance officer, any material information of which the officer becomes aware that affects the disclosures made by Daniels Corporate Advisory in its public filings and assist the audit committee or disclosure compliance officer in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the Securities and Exchange Commission.

• Each officer shall promptly notify Daniels Corporate Advisory’s general counsel, if any, or the president or chief executive officer as well as the audit committee of any information he may have concerning any violation of our Code of Business Conduct or Daniels Corporate Advisory’s Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in Daniels Corporate Advisory’s financial reporting, disclosures or internal controls.

• Each officer shall immediately bring to the attention of Daniels Corporate Advisory’s general counsel, if any, the president or the chief executive officer and the audit committee any information he may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to Daniels Corporate Advisory and the operation of our business, by Daniels Corporate Advisory or any of its agents.

• Any waiver of this Code of Ethics for any officer must be approved, if at all, in advance by a majority of the independent directors serving on Daniels Corporate Advisory’s board of directors.  Any such waivers granted will be publicly disclosed in accordance with applicable rules, regulations and listing standards.

We will provide to any person without charge, upon request, a copy of our Code of Ethics.  Any such request should be directed to our corporate secretary at Parker Towers, 104-60, Queens Boulevard, 12th Floor, Forest Hills, New York 11375, telephone (347) 242-3148, or by e-mail at Onewallstreetn @aol.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe there were no applicable reporting persons based on all applicable Section 16(a) filing requirements with respect to transactions during the fiscals year ended November 30, 2012 and November 30, 2011

Item 11.	Executive Compensation.

Executive Officer Compensation

At present Daniels Corporate Advisory has only one executive officer.  The compensation program for future executives will consist of three key elements which will be considered by a compensation committee to be appointed:

•	A base salary;

•	A performance bonus; and

•	Periodic grants and/or options of our common stock.

Base Salary.  Daniels Corporate Advisory chief executive officer and all other senior executive officers receive compensation based on such factors as competitive industry salaries, a subjective assessment of the contribution and experience of the officer, and the specific recommendation by our chief executive officer.

Performance Bonus.  A portion of each officer’s total annual compensation is in the form of a bonus.  All bonus payments to officers must be approved by our compensation committee based on the individual officer’s performance and company performance.

Stock Incentive.  Stock options are granted to executive officers based on their positions and individual performance.  Stock options provide incentive for the creation of stockholder value over the long term and aid significantly in the recruitment and retention of executive officers.  The compensation committee considers the recommendations of the chief executive officer for stock option grants to executive officers (other than the chief executive officer) and approves, disapproves or modifies such recommendation.  See “Market Price of and Dividends on our Common Equity and Related Stockholder Matters Securities Authorized for Issuance under Equity Compensation Plans.”

Compensation to our officers and employees will be paid only when we have sufficient funds for that purpose.  At present, we do not possess such funds.

Summary Compensation Table

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2009 whose compensation for that fiscal year was in excess of $100,000.  The individuals named in the table will be hereinafter referred to as the “Named Officers.”  No other executive officer of Daniels Corporate Advisory received compensation in excess of $100,000 during fiscal years 2012 and 2011.

We currently have only one executive officer.  Our tables reflect the total compensation accrued for the years indicated.  The amounts consist of a base salary only for those periods.  Due to operating limitations and results of operations during those periods listed there were no performance bonuses or grants of options and or stock incentives.  This does not preclude future periods from including such amounts.  There was no interest accrued on these amounts nor will we accrue interest on such amounts.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Arthur D. Viola	2011	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000
Arthur D. Viola	2012	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal years, November 30, 2012 and November 30, 2011:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
A. D. Viola (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
A. D. Viola (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Daniels Corporate Advisory chief executive officer.

Employment Agreements

As of the date of this prospectus, Daniels Corporate Advisory does not have any employment agreements with its employees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 30, 2012, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of February 28, 2011 there were 22,998,183 shares of common stock issued and outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Beneficial Ownership Table

	Common Stock Beneficially Owned (2)		Preferred Stock Beneficially Owned (2)
Name and Address of Beneficial Owner (1)	Number	Percent	Number	Percent
Arthur D. Viola (3) (4)	-0-	-0-	50,000	100
All directors and officers as a group (one person)	-0-	-0-	50,000	100
INfe Human Resources (3)	10,000	100	-0-	-0-

*	Less than one percent.
(1)
Unless otherwise indicated, the address for each of these shareholders is c/o Daniels Corporate Advisory Company, Inc., Parker Towers, 104-60, Queens Boulevard, 12th Floor, Forest Hills, New York 11375.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC.  As of the date of this filing, there were issued and outstanding 10,000 shares of our common stock and 50,000 shares of our preferred stock.

(3)
We will distribute 4,809,971 spin-off shares to the INfe Human Resources stockholders pursuant to FINRA approval. Arthur D. Viola owns 45,450,000 shares of INfe Human Resources common stock.  As a result of the distribution, Mr. Viola will own 466,606 shares of our common stock, 166,606 directly and 300,000 shares through his affiliate, Daniels Development Corporation.

(4)
The 50,000 shares of our preferred stock owned by Arthur D. Viola gives him the power to vote 25,000,000 shares of our common stock, which number exceeds the majority of the issued and outstanding shares of the common stock on the date of this prospectus.

As indicated in the table above, Arthur D. Viola, our sole officer and director, owns 50,000 shares of our preferred stock which equates to 100 percent of our preferred stock.  Our preferred stock has voting rights equal to 500 shares of the our common stock for every one share of our preferred stock held, which equates to voting rights of 25,000,000 shares of the our common stock.  The voting rights of our common stock contained in our preferred stock along with the 466,606 spin-off shares owned by Mr. Viola, 166,606 directly and 300,000 shares through his affiliate, Daniels Development Corporation, will provide Mr. Viola with voting rights equal to 25,466,606 shares of our common stock, which amount exceeds the outstanding shares of our common stock.  As a result, Arthur D. Viola is able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets.  This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The Audit Committee(entire board) of our Board is responsible for oversight and review of any related person transactions. We have no related person transactions that require disclosure under this section.

Director Independence

The Board has determined that Mr. Viola is independent (or similarly designated) based on the Board’s application of the standards and rules and regulations promulgated by the SEC or the Internal Revenue Service, as appropriate.

Item 14.	Principal Accountant Fees and Services.

The following table presents the estimated aggregate fees billed by John Scrudato CPA for services performed during our last two fiscal years.

	Years Ended December 31,
	2012	2011
Audit fees(1)	$17,000	$14,000
Tax fees(2)	—	—
All other fees(3)	12,000	9,000

	$29,000	$23,000

(1)
Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2009 and 2010, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the issuance of consents and other matters relating to registration statements filed by us.

(2)	There were no tax fees billed in these two periods.

(3)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements

2.	List of Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

By:	/s/ ARTHUR D. VIOLA
Arthur D. Viol;a
President, Chief Executive Officer and Acting Chief Financial Officer

Date: February 5, 2013

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ ARTHUR D. VIOLA	President and Chief Executive Officer	February 5, 2013
Arthur D. Viola	(Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer) Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Daniels Corporate Advisory Company, Inc.
New York, NY

We have audited the accompanying balance sheets of Daniels Corporate Advisory Company, Inc., as of November 30, 2012 and 2011 and the related statements of expenses, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of Daniels Corporate Advisory Company, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daniels Corporate Advisory Company, Inc. as of November 30, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ John Scrudato CPA
Califon, New Jersey

January28, 2013

DANIELS CORPORATE ADVISORY COMPANY, INC.
BALANCE SHEETS

	November 30,	November 30,
ASSETS	2012	2011
	Audited	Audited
CURRENT ASSETS
Cash and Cash Equivalents	$82	$173
Accounts Receivable	0	0
Other Assets	118,000	13,600
Total Current Assets	118,082	13,773

OTHER ASSETS	0	0

TOTAL ASSETS	$118,082	$13,773

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$1,129,369	$880,656
Total Current Liabilities	1,129,369	880,656

LONG-TERM LIABILITIES
Stockholder Loans	4,495	4,165
Total Long Term Liabilities	4,495	4,165

TOTAL LIABILITIES	1,133,864	884,821

STOCKHOLDERS' EQUITY(DEFICIT)

Preferred Stock, $.001 par value; 50,000,000 shares authorized, none issued and outstanding	50	50
Common Stock, $001 par value; 750,000,000 shares authorized, 10,000 and 10,000 issued and outstanding	10	10
Additional paid-in-capital	3,873,726	3,873,726
Accumulated Deficit	(4,843,606)	(4,708,408)
Accumulated other comprehensive (loss)	(45,962)	(36,426)
Total Stockholders' Equity(Deficit)	(1,015,782)	(871,048)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$118,082	$13,773

See accompanying summary of accounting policies and notes to financial statements

DANIELS CORPORATE ADVISORY COMPANY, INC.
STATEMENTS OF INCOME AND EXPENSES

	For the Year Ended	For the Year Ended
	November 30,	November 30,
	2012	2011
	Audited	Audited

REVENUES	$114,000	$0

OPERATING EXPENSES	249,198	273,987

NET INCOME(LOSS) BEFORE DEPRECIATION & AMORTIZATION	(135,198)	(273,987)

Depreciation & Amortization	0	0

NET INCOME(LOSS) BEFORE OTHER EXPENSE	(135,198)	(273,987)

OTHER INCOME (EXPENSE):
Interest and Penalties Expense	0	0

NET INCOME(LOSS) BEFORE
PROVISION FOR INCOME TAXES	(135,198)	(273,987)

Provision for income taxes	0	0

NET INCOME(LOSS)	$(135,198)	$(273,987)

BASIC AND DILUTED LOSS PER SHARE	(13.52)	(27.40)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	10,000	10,000

See accompanying summary of accounting policies and notes to financial statements

DANIELS CORPORATE ADVISORY COMPANY, INC.
STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	November 30,	November 30,
	2012	2011
	Audited	Audited

Net loss	$(135,198)	$(273,987)

Other comprehensive income (loss)	0	0

Unrealized gains(losses) arising during the period	(9,536)	3,616
Comprehensive income (loss)	$(144,734)	$(270,371)

See accompanying summary of accounting policies and notes to financial statements

DANIELS CORPORATE ADVISORY COMPANY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED NOVEMBER 30, 2012 (AUDITED) AND NOVEMBER 30, 2011(AUDITED)

					Contributed Capital in Excess of	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	PAR Value	Items	Deficit	Total
Balances November 30, 2010	50,000	$50	10,000	$10	$3,873,726	$(36,426)	$(4,434,421)	$(597,061)
Net Income FYE 11/30/11							(273,987)	(273,987)
Balances November 30, 2011	50,000	50	10,000	10	3,873,726	(36,426)	(4,708,408)	(871,048)
Net Income FYE 11/30/12						(9,536)	(135,198)	(144,734)

Balances November 30, 2012	50,000	$50	$10,000	$10	$3,873,726	$(45,962)	$(4,843,606)	$(1,015,782)

See accompanying summary of accounting policies and notes to financial statements

DANIELS CORPORATE ADVISORY COMPANY, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30,	November 30,
	2012	2011
	Audited	Audited
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(135,198)	$(273,987)

Adjustments to reconcile net income (loss):

Amortization	0	0
Unrealized gain on securities	(9,536)	3,616

Changes in assets and liabilities:

(Increase) in other assets	(104,400)	(13,600)
(Increase)decrease in accounts receivable	0	45,500
Increase in accounts payable and accrued expenses	248,713	236,372
Total cash flows from operating activities	(421)	(2,099)

CASH FLOWS FROM INVESTING ACTIVITIES:
	0	0
Total cash flows from investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:

Contributions of capital	0	0
Proceeds from Stockholder Loans	330	4,915
Payments to Stockholder Loans	0	(3,000)
Total cash flows from financing activities	330	1,915

Increase in cash and equivalents	(91)	(184)
Cash and cash equivalents at beginning of year	173	357

Cash and cash equivalents at end of year	$82	$173

See accompanying summary of accounting policies and notes to financial statements

DANIELS CORPORATE ADVISORY COMPANY, INC.
STATEMENTS OF CASH FLOWS - CONTINUED

	For the Years Ended
	November 30,	November 30,
	2011	2010
	Audited	Audited
CASH PAID DURING THE YEAR FOR:

Interest	$0	$0

Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on securities	$(9,536)	$3,616

See accompanying summary of accounting policies and notes to financial statements

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS AS OF
NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION

Daniels Corporate Advisory Company, Inc.(The company) was incorporated in the State of Nevada on May 2, 2002. The Company was organized to offer: (a) corporate financial consulting and (b) merchant banking services for public and private client companies interested in implementing Daniels developed, agreed upon, accelerated growth strategies; including MBO/LBO, Roll-up Transactions. Merchant banking includes equity funding of the growth of client and service companies, as well as funding equity of small public companies. The business became a subsidiary in late 2003 as a result of INfe Human Resources, Inc. (a publicly quoted Nevada Company) acquiring the common stock of Daniels Corporate Advisory Company, Inc.   During August 24010, INfe Human Resources, Inc. underwent a name change to Rhino Human Resources, Inc., but is still public and trades under the same (original) stock symbol: “IFHR.”

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

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

We have prepared the accompanying audited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) including the instructions to Form S-1 and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America. We believe these audited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and consolidated results of operations for the periods presented. The information included in this Form S-1 should be read in conjunction with the consolidated financial statements and notes thereto included in our Form S-1 for the years ended November 30, 2011 and 2010. The audited consolidated financial information contained in this filing is not necessarily indicative of the results to be expected for any other interim period, or for the full year.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS AS OF
NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

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

Principles of Consolidation:

The financial statements include only the accounts of Daniels Corporate Advisory Company, Inc. The intercompany transactions have not been eliminated with the parent company INfe Human Resources, Inc .nor any of her subsidiaries in order to provide the standalone entity Daniels. There are no intercompany transactions included that provide any income or expense generating items between any of the inter related companies.

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
NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

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
NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments:

Our investments consist of common stock of publicly quoted companies and are valued based on the closing stock price. We account for our investments in accordance with ASC Topic 320, Investments. We have designated our investments at November 30, 2012 as available-for-sale and reported these investments at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). We determined the fair value of these investments based on the closing quoted stock price on November 30, 2012.  We base the cost of the investment sold on the specific identification method using market rates.

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
NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-11, an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In September 2011, the FASB issued Accounting Standards Update  (ASU) 2011-8an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected not to early adopt. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, an entity may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. We elected not to early adopt. Other than a change in presentation, the implementation of this accounting pronouncement is not expected to have a material impact on our financial statements when implemented.

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the guidance to have a material impact on our financial statements when implemented.

There are no other new accounting pronouncements adopted or enacted during the six months ended November 30, 2012 that had, or are expected to have, a material impact on our financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS AS OF
NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Election to be treated as an emerging growth company:

In the first quarter of 2012, Daniels has elected to use the extended transition period now available for complying with new or revised accounting standards under Section 102(b) (1).  This election allows Daniels to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, the Daniels financial statements may not be comparable to companies that comply with public company effective dates.

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

Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS AS OF
NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the years ended November 30, 2012 and 2011:

	2012	2011
Net (Loss)	$(135,198)	$(273,987)

Weighted-average common shares outstanding basic
Weighted-average common stock	10,000	10,000
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares outstanding- diluted	10,000	10,000

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
NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Currently the Daniels has projected $4,521,767 as of November 30, 2012 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

NOTE 3-   NOTES PAYABLE SHAREHOLDER LOANS

As of November 30, 2012 the balance of $4,495 and as of November 30, 2011 the balance of $4,165 represented loans from Arthur Viola, shareholder, all of which was used for the company’s working capital requirements. These remaining loans are currently unsecured, non-interest bearing, and have no specific repayment terms.

NOTE 4- INVESTMENTS

Cash Equivalents are Investments consist of a portfolio of common stocks trading on the OTC: BB that are not being held long term for strategic reasons.  The fair market values of the investments were $82 and $22 at November 30, 2012 and November 30, 2011, respectively. Due to their immaterial amounts and that they are liquid they have been classified as cash equivalents. Unrealized losses for cash equivalents and investments for the year ended November 30, 2012 were $9,536 and unrealized gains were $3,616 for the year ended November 30, 2011.

Investments are Marketable securities are classified as available-for-sale. During the periods ended November 30, 2012 and November 30, 2011, there were no available-for-sale securities sold and gross realized (losses) gains on these sales were zero. For purpose of determining gross realized gains, the cost of securities when sold is based on the FIFO method of valuation. Net unrealized holding gains (losses) on available-for-sale securities in the amount of  $(45,962) and $(36,426), respectively, for November 30, 2012 and November 30, 2011 and have been included in accumulated other comprehensive income.

NOTE 5-   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has incurred operating losses, and as of November 30, 2012 the Company had a working capital deficit of $1,011,287 and an accumulated deficit of $4,843,606. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS AS OF
NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

NOTE 6-   COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments.

Contingencies:

Under the spin-off agreement dated June 22, 2010, the company no longer has any contingent liabilities relating to the hedge fund (NIR) convertible debt financing described in note 3 and the prior period financial statements.

NOTE 7- INCOME TAXES

As of November 30, 2012, the Company had approximately $4,521,767 in net operating loss carry forwards for federal income tax purposes which expire between 2013 and 2029.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing it’s business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	November 30, 2012	November 30, 2011
Net operating loss carry forwards valuation available	$1,582,618	$1,535,299

Valuation Allowances	1,582,618	1,535,299
Difference	$0	$0

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of S1,582,618 at November 30, 2012 and $1,535,299 at November 30, 2011. During the years ended November 30, 2012 and November 30, 2011 the company did not utilize any of its NOL.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS AS OF
NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

NOTE 8 SPIN OFF OF DANIELS CORPORATE ADVISORY COMPANY, INC.

On June 22, 2010 the parent of INfe Human Resources, Inc. the parent company determined to spin off its subsidiary Daniels Corporate Advisory Company, Inc. to its the existing shareholder base in order to protect the tax operating loss carry forward accumulated on the company's federal tax returns as described in note 2 above.  The spin off will occur upon the effective date of the registration statement.

As described in Paragraph 2(c) of the Spin-Off Agreement dated as of June 22, 2010, (as part of the entire June 22, 2010 transaction (Share Exchange/Spin Off Agreements), INfe Human Resources, Inc. has agreed to assume and agrees to perform, and otherwise pay, satisfy and discharge all existing and future liabilities and obligations relating to the NIR Liabilities, whether accrued or unaccrued and that the Company (INfe Human Resources, Inc. ) will forever indemnify and hold harmless Daniels Corporate Advisory, Inc. (The Spin-off). The Company has accrued all the expenses of this agreement as part of these financial statements and included as other income the prior liabilities recorded to the hedge fund NIR, that were on the balance sheet at that date.

As described in the above paragraph the debt forgiven will reduce that loss carryfoward to $4,112,582. At this point all the convertible notes payable including notes of $873,460, callable notes of $438,451 and current year accrued interest and penalties totaling $1,101,430 owed to NIR as per the closing documents of the transaction have been eliminated. As of November 30, 2011, we had outstanding liabilities of $884,821, all of which is past due or payable within 12 months.