Form 10-K/A
period 2012-11-30
Daniels Corporate Advisory Company, Inc.
filed 2013-03-04
CIK 1498291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note The purpose of this Amendment No. 1 to Daniels Corporate Advisory Company, Inc.'s Year-end Report on Form 10-K for the period ended November 30, 2012, filed with the Securities and Exchange Commission on February 12, 2013 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

Date: March 4, 2013

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ ARTHUR D. VIOLA	President and Chief Executive Officer	March 4, 2013
Arthur D. Viola	(Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer) Director

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

/s/ John Scrudato CPA
Califon, New Jersey

January 28, 2013

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