Form 10-K/A
period 2012-11-30
Daniels Corporate Advisory Company, Inc.
filed 2013-03-07
CIK 1498291

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K/A
Amendment No. 2

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2012.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________.

Commission File No. 333-169128

DANIELS CORPORATE ADVISORY COMPANY, INC.
(Exact name of issuer as specified in its charter)
Nevada	04-3667624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Parker Towers, 104-60, Queens Boulevard 12th Floor Forest Hills, New York	11375
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (347) 242-3148

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

As of the date of this report, all shares of the registrant’s common stock are held by affiliates.

At January 20, 2013, the registrant had outstanding 10,000 shares of common stock, par value $0.001 per share.

Documents incorporated by reference: Items 1, 1A, 1B, 2, 3, 4 of Part I, and Items 5, 6, 7, 7A, 8, 9A, 9A(T), 9B of Part II, and Items 10, 11, 12, 13, 14 of Part III, and Item 15 of Part IV of this Form 10-K/A, Amendment No. 2 incorporate by reference the registrant’s Form 10-K for the fiscal year ended November 30, 2012, filed on February 12, 2013, and the registrant’s Form 10-K/A, Amendment No. 1, for the fiscal year ended November 30, 2012, filed on March 4, 2013.

EXPLANATORY NOTE

On February 2, 2013, we filed with the Securities and Exchange Commission our Annual Report on Form 10-K for the annual period ended November 30, 2012. On March 4 2013, we filed Form 10-K/A, Amendment No. 1, for the fiscal year ended November 30, 2012, solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T, which provided the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

This Amendment No. 2 to our Annual Report on Form 10-K is being filed to correctly state that as of the date of this report, all shares of the registrant’s common stock are held by affiliates, as well as the signature block of the registrant. The filing of this Form 10-K/A, Amendment No. 2, is not an admission that our Form 10-K for the year ended November 30, 2012, or Form 10-K/A, Amendment No. 1, for the fiscal year ended November 30, 2012, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.

Except as described herein, no other changes have been made to our Annual Report on Form 10-K or Form 10-K/A, Amendment No. 1. We have not updated the disclosures in this Form 10-K/A, Amendment No. 2, to speak as of a later date or to reflect events which occurred at a later date, except as noted.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-K/A should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K/A as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business.

Incorporated by reference from the registrant’s report on Form 10-K dated February 12, 2013, and Form 10-K/A, Amendment No. 1 dated March 4, 2013.

Item 1A. Risk Factors.

Incorporated by reference from the registrant’s report on Form 10-K dated February 12, 2013, and Form 10-K/A, Amendment No. 1 dated March 4, 2013.

Item 1B. Unresolved Staff Comments.

Incorporated by reference from the registrant’s report on Form 10-K dated February 12, 2013, and Form 10-K/A, Amendment No. 1 dated March 4, 2013.

Item 2. Properties.

Incorporated by reference from the registrant’s report on Form 10-K dated February 12, 2013, and Form 10-K/A, Amendment No. 1 dated March 4, 2013.

Item 3. Legal Proceedings.

Incorporated by reference from the registrant’s report on Form 10-K dated February 12, 2013, and Form 10-K/A, Amendment No. 1 dated March 4, 2013.

Item 4. (Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Incorporated by reference from the registrant’s report on Form 10-K dated February 12, 2013, and Form 10-K/A, Amendment No. 1 dated March 4, 2013.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from the registrant’s report on Form 10-K dated February 12, 2013, and Form 10-K/A, Amendment No. 1 dated March 4, 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Incorporated by reference from the registrant’s report on Form 10-K dated February 12, 2013, and Form 10-K/A, Amendment No. 1 dated March 4, 2013.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Incorporated by reference from the registrant’s report on Form 10-K dated February 12, 2013, and Form 10-K/A, Amendment No. 1 dated March 4, 2013.

Item 9A. Controls and Procedures.

Incorporated by reference from the registrant’s report on Form 10-K dated February 12, 2013, and Form 10-K/A, Amendment No. 1 dated March 4, 2013.

Item 9A(T). Controls and Procedures.

Incorporated by reference from the registrant’s report on Form 10-K dated February 12, 2013, and Form 10-K/A, Amendment No. 1 dated March 4, 2013.

Item 9B. Other Information.

Incorporated by reference from the registrant’s report on Form 10-K dated February 12, 2013, and Form 10-K/A, Amendment No. 1 dated March 4, 2013.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the registrant’s report on Form 10-K dated February 12, 2013, and Form 10-K/A, Amendment No. 1 dated March 4, 2013.

Item 11. Executive Compensation.

Incorporated by reference from the registrant’s report on Form 10-K dated February 12, 2013, and Form 10-K/A, Amendment No. 1 dated March 4, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the registrant’s report on Form 10-K dated February 12, 2013, and Form 10-K/A, Amendment No. 1 dated March 4, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from the registrant’s report on Form 10-K dated February 12, 2013, and Form 10-K/A, Amendment No. 1 dated March 4, 2013.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference from the registrant’s report on Form 10-K dated February 12, 2013, and Form 10-K/A, Amendment No. 1 dated March 4, 2013.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)                 All financial statements are included in Item 8 of this Annual Report.

(b)                All financial statement schedules required to be filed by Item 8 of this Annual Report and the exhibits contained in this Annual Report are included in Item 8 of this Annual Report.

(c)                 Exhibits 31.1, 31.2, 32.1, and 32.2 are attached to this Annual Report. The remaining exhibits are incorporated by reference from the registrant’s report on Form 10-K dated February 12, 2013, and Form 10-K/A, Amendment No. 1 dated March 4, 2013.

Exhibit No.	Identification of Exhibits
31.1*	Certification of Arthur D. Viola, Chief Executive Officer of Daniels Corporate Advisory Company, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Arthur D. Viola, Chief Financial Officer and Principal Accounting Officer of Daniels Corporate Advisory Company, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Arthur D. Viola, Chief Executive Officer of Daniels Corporate Advisory Company, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Arthur D. Viola, Chief Financial Officer and Principal Accounting Officer of Daniels Corporate Advisory Company, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

___________

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Date: March 7, 2013.

By /s/ Arthur D. Viola

Arthur D. Viola, Chief Executive Officer

By /s/ Arthur D. Viola

Arthur D. Viola, Chief Financial Officer

and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Arthur D. Viola ARTHUR D. VIOLA	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director	March 7, 2013