Form 10-Q
period 2013-02-28
Daniels Corporate Advisory Company, Inc.
filed 2013-04-11
CIK 1498291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

OR
 ☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of March 31, 2013 the registrant had 10,000 shares of common stock outstanding.

Daniels Corporate Advisory Company, Inc.

Daniels Corporate Advisory Company, Inc.
 Balance Sheets

	February 28	November 30,
ASSETS	2013	2012
	Unaudited	Audited

CURRENT ASSETS - Cash and Cash Equivalents	$3	$82

OTHER ASSETS - Investments	151,000	118,000

TOTAL ASSETS	$151,003	$118,082

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$1,182,408	$1,129,369
Total Current Liabilities	1,182,408	1,129,369

LONG-TERM LIABILITIES
Stockholder Loans	4,495	4,495
Total Long Term Liabilities	4,495	4,495

TOTAL LIABILITIES	1,186,903	1,133,864

STOCKHOLDERS' EQUITY(DEFICIT)

Preferred Stock, $.001 par value; 50,000 shares authorized, none issued and outstanding	50	50
Common Stock, $001 par value; 10,000 shares authorized, 10,000 and 10,000 issued and outstanding	10	10
Additional paid-in-capital	3,873,726	3,873,726
Accumulated Deficit	(4,896,645)	(4,843,606)
Accumulated other comprehensive (loss)	(13,041)	(45,962)
Total Stockholders' Equity(Deficit)	(1,035,900)	(1,015,782)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$151,003	$118,082

"See Notes to  Financial Statements"

Daniels Corporate Advisory Company, Inc.
Statements of Operations

	For the Three Months Ended
	February 28,	February 29,
	2013	2012
	Unaudited	Unaudited

REVENUES	$0	$0

OPERATING EXPENSES	53,039	53,405

NET INCOME(LOSS) BEFORE OTHER EXPENSE	(53,039)	(53,405)

OTHER INCOME (EXPENSE):
Interest and Penalties Expense	0	0

NET INCOME(LOSS) BEFORE
PROVISION FOR INCOME TAXES	(53,039)	(53,405)

Provision for income taxes	0	0

NET INCOME(LOSS)	$(53,039)	$(53,405)

BASIC AND DILUTED LOSS PER SHARE	(5)	(5)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	10,000	10,000

"See Notes to  Financial Statements"

Daniels Corporate Advisory Company, Inc.
Statements of Cash Flows

	For the Three Months Ended
	February 28,	February 29,
	2013	2012
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(53,039)	$(53,405)

Adjustments to reconcile net income (loss):

Amortization	0	0
Unrealized gain on securities	32,921	0

Changes in assets and liabilities:

(Increase) in other assets	(33,000)	0
(Increase)decrease in accounts receivable	0	0
Increase in accounts payable and accrued expenses	53,039	53,000
Total cash flows from operating activities	(79)	(405)

CASH FLOWS FROM INVESTING ACTIVITIES:
	0	0
Total cash flows from investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:

Contributions of capital	0	0
Proceeds from Stockholder Loans	0	0
Payments to Stockholder Loans	0	0
Total cash flows from financing activities	0	0

Increase in cash and equivalents	(79)	(405)
Cash and cash equivalents at beginning of year	82	173

Cash and cash equivalents at end of year	$3	$(232)

"See Notes to  Financial Statements"

Daniels Corporate Advisory Company, Inc.
Statements of Cash Flows

	For the Three Months Ended
	February 28,	February 29,
	2013	2012
	Unaudited	Unaudited
CASH PAID DURING THE YEAR FOR:

Interest	$0	$0

Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on securities	$32,921	$(5,100)

"See Notes to Financial Statements"

Daniels Corporate Advisory Company, Inc.
Statement of Comprehensive Income (Loss)

	For the Three Months Ended
	February 28,	February 29,
	2013	2012
	Unaudited	Unaudited

Net loss	$(53,039)	$(53,405)

Other comprehensive income (loss)	0	0

Unrealized gains(losses) arising during the period	32,921	(5,100)
Comprehensive income (loss)	$(20,118)	$(58,505)

"See Notes to  Financial Statements"

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

Cash and Cash Equivalents:

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company maintains its cash accounts at several financial institutions, which at times may exceed the insurable FDIC limit, but management believes that there is little risk of loss.

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

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Investments:

Our investments consist of common stock of publicly quoted companies and are valued based on the closing stock price. We account for our investments in accordance with ASC Topic 320, Investments. We have designated our investments at February 28, 2013 as available-for-sale and reported these investments at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). We determined the fair value of these investments based on the closing quoted stock price on February 28, 2013.  We base the cost of the investment sold on the specific identification method using market rates.

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

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The indicators that we use to identify those events and circumstances include:

• the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects;
• the general market conditions in the investee’s industry or geographic area, including regulatory or economic changes;
• factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and

• the investee’s receipt of additional funding at a lower valuation. If an investee obtains additional funding at a valuation lower than our carrying amount or a new round of equity funding is required for the investee to remain in business, and the new round of equity does not appear imminent, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”).  This standard updates FASB ASC 820, Fair Value Measurements (“ASC 820”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of desegregations and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company adopted ASU 2010-06 on January 1, 2010, which had no material impact on the financial statements. Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the three months ended February 28, 2013 and February 29, 2012:

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2013	2012
Net (Loss)	$(53,039)	$(53,405)

Weighted-average common shares outstanding basic
Weighted-average common stock	10,000	10,000
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding- basic and diluted	10,000	10,000

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

The Company adopted the provisions of FASB ASC 740-10 “ Uncertainty in Income Taxes ” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10.  If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Currently the Daniels has projected $4,574,806 as of February 28, 2013 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the recorded to date.

NOTE 3-   NOTES PAYABLE SHAREHOLDER LOANS

As of February 28, 2013 the balance of $4,495 and as of November 30, 2012 the balance of $4,495 represented loans from Arthur Viola, shareholder, all of which was used for the company’s working capital requirements. These remaining loans are currently unsecured, non-interest bearing, and have no specific repayment terms.

NOTE 4- INVESTMENTS

Investments consist of a portfolio of common stocks trading on the OTC: BB.  The fair market values of the investments held for sale were $3 and $82 at February 28, 2013 and November 30, 2012, respectively. Due to the immaterial amounts and that they are liquid they have been classified as cash equivalents. Investments held as other assets as long term investments had fair market values of $151,000 and $118,000 at February 28, 2013 and November 30, 2012, respectively. Other assets are securities of the Company’s clients for long term capital appreciation. The total net unrealized gain for the period ended February 28, 2013 were $32,921 and the total net unrealized loss for the period ended February 29, 2012 was $5,100.

Cash Equivalents are marketable securities that are available-for-sale and not deemed long term investments by the Company. During the periods ended February 28, 2013 and February 29, 2012, there were no available-for-sale securities sold and gross realized (losses) gains on these sales were zero. For purpose of determining gross realized gains, the cost of securities when sold is based on the FIFO method of valuation. Net unrealized holding gains (losses) on available-for-sale securities both in cash and investments was $(13,041) and $(45,962), respectively, for February 28, 2013 and November 30, 2012 and have been included in accumulated other comprehensive income.

NOTE 5-   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has incurred operating losses, and as of February 28, 2013 the Company had a working capital deficit of $1,182,405 and an accumulated deficit of $4,896,645. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 6-   COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments.

Contingencies:

Under the spin-off agreement dated June 22, 2010, the company no longer has any contingent liabilities relating to the hedge fund (NIR) convertible debt financing described in note 3 and the prior period financial statements.

NOTE 7- INCOME TAXES

As of February 28, 2013, the Company had approximately $4,574,806 in net operating loss carry forwards for federal income tax purposes which expire between 2011 and 2029.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing it’s business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	28-Feb-13	29-Feb-12
Net operating loss carry forwards valuation available	$1,601,182	$1,553,991

Valuation Allowances	1,601,182	1,553,991
Difference	$0	$0

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $1,601,182 at February 28, 2013 and $1,553,991 at February 29, 2012. The Company did not utilize any NOL deductions for either the three months ended February 28, 2013 or the full fiscal year ended November 30, 2012.

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

The spin off shares although approved have not yet been distributed to the shareholders as of February 28, 2013.

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

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Arthur D. Viola, our sole officer and director and controlling stockholder.  No proceeds of this offering will be used to reimburse Mr. Viola; who will be reimbursed out of the gross profits of initial consulting assignments.  As of February 28, 2013, we had $3 in cash and cash equivalents and a working capital deficit of $1,182,405.

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

Results of Operations – For the Three Months ended February 28, 2013

Revenues

Sales for the three months ended February 28, 2013 were $0 compared to $0 for the three months ended February 29, 2012 resulting in no change. Since our business model revolves around servicing a small volume of clients with a high level of service we expect occasional periods without revenue.

Operating Expenses

During the three months ended February 28, 2013, we incurred $53,039 in expenses, compared to $53,405 in the same period ended February 29, 2012 a decrease of $366. The major expense of the Company in each quarter presented currently is $50,000 in accrued wages for both periods along a small amount of operational cost incurred during the three months ended.

Net Income

 The Company had a net loss for the three months ended February 28, 2013 of $53,039 compared to a net loss of $53,405 for the three months ended February 29, 2012. This decrease of $366 was reflected totally in the operating expenses of the Company described above.

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended February 28, 2013, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $4,896,645 as of August 31, 2012. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of February 28, 2013, we had cash and cash equivalents of $3.

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

The Company had no sales of unregistered securities for the quarter ending February 28, 2013.

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

Dated April 12, 2013
Daniels Corporate Advisory Company, Inc.
(Registrant)

	By:	/s/ Arthur D. Viola
Arthur D. Viola
Chief Executive Officer
and Chief Financial Officer