Form 10-Q
period 2013-05-31
Daniels Corporate Advisory Company, Inc.
filed 2013-07-10
CIK 1498291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

As of June 30, 2013 the registrant had 10,000 shares of common stock outstanding.

Daniels Corporate Advisory Company, Inc.

Daniels Corporate Advisory Company, Inc.
Balance Sheets

	May 31, 2013	November 30, 2012
	Unaudited	Audited
Assets

Total current assets - Cash and Cash Equivalents	$19,265	$82
Investments	114,000	118,000

Total Assets	$133,265	$118,082

Liabilities and Equity(Deficit)

Current liabilities
Accounts Payable and accrued expenses	$1,216,333	$1,129,369
Total Current Liabilities	1,216,333	1,129,369
Stockholder Loans	4,495	4,495
Total Liabilities	1,220,828	1,133,864
Commitments and Contingencies
Daniels Corporate Advisory Company, Inc.("DCAC") Shareholders' Deficit
Preferred Stock, $.001 par value; 50,000 shares authorized, none issued and outstanding	50	50
Common Stock, $001 par value; 10,000 shares authorized, 10,000 and 10,000 issued and outstanding	10	10
Additional paid-in-capital	3,873,726	3,873,726
Accumulated Deficit	(4,925,381)	(4,843,606)
Accumulated other comprehensive (loss)	(35,968)	(45,962)
Total Equity(Deficit)	(1,087,563)	(1,015,782)
Total liabilities and equity(Deficit)	$133,265	$118,082

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Statements of Operations

	For the Six Months Ended		For the Three Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$50,000	$114,000	$50,000	$114,000

Operating Expenses	121,103	118,515	68,064	65,110

Net Income(Loss) from Operations	(71,103)	(4,515)	(18,064)	48,890

Other Income (Expense):
Loss on sale of assets	(678)	0	(678)	0

Net Income(Loss) Before
Provision for Income Taxes	(71,781)	(4,515)	(18,742)	48,890

Provision for income taxes	0	0	0	0

Net Income(Loss)	$(71,781)	$(4,515)	$(18,742)	$48,890

Basic and Diluted Loss Per Share	(7.18)	(0.45)	(1.87)	4.89

Weighted average number
of shares outstanding	10,000	10,000	10,000	10,000

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Statements of Cash Flows

	For the Six Months Ended
	May 31, 2013	May 31, 2012
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$(71,781)	$(4,515)
Amortization of deferred consulting fees	0	(5,104)
Realized loss on securities	678	0

(Increase)decrease in other assets	4,000	(110,400)
(Increase)decrease in accounts receivable	0	0
Increase in accounts payable and accrued expenses	86,964	119,527
Net cash used in operating activities	19,861	(492)
Cash flows from investing activities:
Purchase of property, plant and equipment	0	0
Net cash provided(used) by investing activities	0	0
Cash flows from financing activities:
Recapture of unrealized losses	(10,000)	0
Proceeds from sale of assets	9,322	0
Payments to Stockholder Loans	0	330
Net cash provided(used) by financing activities	(678)	330

Increase in cash and equivalents	19,183	(162)

Cash and cash equivalents at beginning of period	82	173

Cash and cash equivalents at end of period	$19,265	$11

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Statements of Cash Flows

	For the Six Months Ended
	May 31, 2013	May 31, 2012
	Unaudited	Unaudited
CASH PAID DURING THE YEAR FOR:

Interest	$0	$0

Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on securities	$9,994	$(5,104)

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Statement of Comprehensive Income (Loss)

	For the Six Months Ended
	May 31, 2013	May 31, 2012
	Unaudited	Unaudited

Net loss	$(71,781)	$(4,515)

Other comprehensive income (loss)	0	0

Unrealized gains(losses) arising during the period	9,994	(5,104)
Comprehensive income (loss)	$(61,787)	$(9,619)

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of May 31, 2013 and 2012
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

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of May 31, 2013 and 2012

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

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of May 31, 2013 and 2012

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

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of May 31, 2013 and 2012

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

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of May 31, 2013 and 2012

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

Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the six months ended May 31, 2013 and May 31, 2012:

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of May 31, 2013 and 2012

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	May 31, 2013	May 31, 2012
Net (Loss)	$(71,781)	$(4,515)

Weighted-average common shares outstanding basic

Weighted-average common stock	10,000	10,000
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding- basic and diluted	10,000	10,000

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

Currently the Daniels has projected $4,726,865 as of May 31, 2013 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the recorded to date.

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of May 31, 2013 and 2012

NOTE 3-   NOTES PAYABLE SHAREHOLDER LOANS

As of May 31, 2013 the balance of $4,495 and as of November 30, 2012 the balance of $4,495 represented loans from Arthur Viola, shareholder, all of which was used for the company’s working capital requirements. These remaining loans are currently unsecured, non-interest bearing, and have no specific repayment terms.

NOTE 4- INVESTMENTS

Investments consist of a portfolio of common stocks trading on the OTC: BB.  The fair market values of the investments held for sale were $79 and $82 at May 31, 2013 and November 30, 2012, respectively. Due to the immaterial amounts and that they are liquid they have been classified as cash equivalents. Investments held as other assets as long term investments had fair market values of $114,000 and $118,000 at May 31, 2013 and November 30, 2012, respectively. Other assets are securities of the Company’s clients for long term capital appreciation. The total net unrealized gain for the period ended May 31, 2013 were $9,9994 and the total net unrealized loss for the period ended May 31, 2012 was $5,104.

Cash Equivalents are marketable securities that are available-for-sale and not deemed long term investments by the Company. During the six months ended May 31, 2013 the company sold one of its two long term positions for a loss of $678 which is shown on the income statement. Any accumulated unrealized gains or losses on this position was reversed at the point of realization. During the periods ended May 31, 2012, there were no available-for-sale securities sold and gross realized (losses) gains on these sales were zero. For purpose of determining gross realized gains, the cost of securities when sold is based on the FIFO method of valuation. Net unrealized holding gains (losses) on available-for-sale securities both in cash and investments was $(35,968) and $(45,962), respectively, for May 31, 2013 and November 30, 2012 and have been included in accumulated other comprehensive income.

NOTE 5-   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has incurred operating losses, and as of February 28, 2013 the Company had a working capital deficit of $1,083,068 and an accumulated deficit of $4,925,381. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 6-   COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments.

Contingencies:

Under the spin-off agreement dated June 22, 2010, the company no longer has any contingent liabilities relating to the hedge fund (NIR) convertible debt financing described in note 3 and the prior period financial statements.

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of May 31, 2013 and 2012

NOTE 7- INCOME TAXES

As of May 31, 2013, the Company had approximately $4,726,865 in net operating loss carry forwards for federal income tax purposes which expire between 2011 and 2029.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing it’s business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	31-May-13	31-May-12
Net operating loss carry forwards valuation available	$1,667,003	$1,641,879

Valuation Allowances	1,667,003	1,641,879
Difference	$0	$0

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $1,667,003 at May 31, 2013 and $1,641,879 at May 31, 2012. The Company did not utilize any NOL deductions for either the six months ended May 31, 2013 or the full fiscal year ended November 30, 2012.

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

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of May 31, 2013 and 2012

The spin off shares although approved have not yet been distributed to the shareholders as of February 28, 2013.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company currently shares 300 square feet of office space with its Director and CEO Arthur D. Viola. There is no charge being incurred by the Company for use of this space and this arrangement is on a month to month basis. There are no other reportable related party transactions.

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

Logistics Business Plan

In this past quarter, the Company under  a  Corporate  Strategy  Consulting Assignment for "Logistics Company ," will initially be incubating the client's trucking efforts while it advises on the creation and implementation of the "optimum" acquisition and consolidation model within the client's Business Plan. This consensus plan calls for maximum earnings with minimal equity dilution. Daniels will advise and manage this "limited dilution" phase; primarily through participation, as a principal, in the joint-venture arranging of a significant amount of the acquisition down payment and working capital amounts , through the use of its own, publicly traded common stock . Daniels funds , provided as "working capital advances ," will be repaid out of excess cash flows of the acquisitions and/or, subsequently , through refinancing , with the use of the Lazarus public stock ; once Lazarus is an independent public company . This can happen through merger with an operating public entity in a similar or ancillary field or by spin-off from Daniels.

During the quarter , Daniels professionals developed a plan of consolidation for the launch of "Logistics Company" within several fragmented niches of the Logistics industry . The niches pinpointed - through significant valuation and due diligence reviews - are Trucking, International & Domestic Freight Forwarding and Drayage & Cross Dock Trucking. It was determined that initial consolidation efforts will commence and be concentrated in the key US Hub Cities of New York , New Jersey , Los Angeles, Chicago, Las Vegas and Miami, Florida

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Arthur D. Viola, our sole officer and director and controlling stockholder.  No proceeds of this offering will be used to reimburse Mr. Viola; who will be reimbursed out of the gross profits of initial consulting assignments.  As of May 31, 2013, we had $19,265 in cash and cash equivalents and a working capital deficit of $1,083,068.

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

Results of Operations – For the Six Months ended May 31, 2013

Revenues

Sales for the three months ended May 31, 2013 were $50,000 compared to $114,000 for the six months ended May 31, 2012 resulting in a decrease of $64,000. Since our business model revolves around servicing a small volume of clients with a high level of service we expect large variances from quarter to quarter. The Revenue from 2013 represented our third major client which is more representative of our activities in this growth phase.

Operating Expenses

During the six months ended May 31, 2013, we incurred $121,103 in expenses, compared to $118,515 in the same period ended May 31, 2012 an increase of $2,588. The major expense of the Company in each quarter presented currently is $100,000 in accrued wages for both periods along a small amount of operational cost and professional fees incurred during the three months ended.

Other Income (Expenses)

During the six months ended May 31, 2013, incurred a loss of $678, compared to $0 in the same period ended May 31, 2012 an increase of $678. This resulted from the sale of one of the Company's two long term investments both of which are marketable securities. This was the total realized loss and the only other item reported.

Net Income

 The Company had a net loss for the three months ended May 31, 2013 of $71,781 compared to a net loss of $4,515 for the three months ended May 31, 2012. This increase of $67,266 was reflected totally in the income of the Company described above. The Company has established a solid consistent fixed cost of operations as it builds the sales pipeline from quarter to quarter.

Results of Operations – For the Three Months ended May 31, 2013

Revenues

Sales for the three months ended May 31, 2013 were $50,000 compared to $114,00 for the three months ended May 31, 2012 resulting in a decrease of $64,000. As described in the six month comparison, since our business model revolves around servicing a small volume of clients with a high level of service we expect large variances from quarter to quarter. The Revenue from 2013 represented our third major client which is more representative of our activities in this growth phase.

Operating Expenses

During the three months ended May 31, 2013, we incurred $68,064 in expenses, compared to $65,110 in the same period ended May 31, 2012 an increase of $2,954. The major expense of the Company in each quarter presented currently is $50,000 in accrued wages for both periods along a small amount of operational cost incurred during the three months ended.

Other Income (Expenses)

During the three months ended May 31, 2013, incurred a loss of $678, compared to $0 in the same period ended May 31, 2012 an increase of $678. This resulted from the sale of one of the Company's two long term investments both of which are marketable securities. This was the total realized loss and the only other item reported and is the same as was reported in the six month period.

Net Income

 The Company had a net loss for the three months ended May 31, 2013 of $18,742 compared to a net income of $48,890 for the three months ended May 31, 2012. This additional loss of $67,632 was reflected totally in the income of the Company described above for the six month period. The Company has established a solid consistent fixed cost of operations from quarter to quarter and year over year as it builds the sales pipeline from quarter to quarter.

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended May 31, 2013, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $4,925,381 as of May 31, 2013. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of May 31, 2013, we had cash and cash equivalents of $19,265.

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

The Company had no sales of unregistered securities for the quarter ending May 31, 2013.

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

Dated July 8, 2013
Daniels Corporate Advisory Company, Inc.
(Registrant)

	By:	/s/ Arthur D. Viola
Arthur D. Viola
Chief Executive Officer
and Chief Financial Officer