Form 10-Q/A
period 2013-05-31
Daniels Corporate Advisory Company, Inc.
filed 2013-07-12
CIK 1498291

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

Logistics Business Plan

In this past quarter, the Company under  a  Corporate  Strategy  Consulting Assignment for a "Logistics Company ," will initially be incubating the client's trucking efforts while it advises on the creation and implementation of the "optimum" acquisition and consolidation model within the client's Business Plan. This consensus plan calls for maximum earnings with minimal equity dilution. Daniels will advise and manage this "limited dilution" phase; primarily through participation, as a principal, in the joint-venture arranging of a significant amount of the acquisition down payment and working capital amounts, and through the use of its own, publicly traded common stock . Daniels funds , provided as "working capital advances ," will be repaid out of excess cash flows of the acquisitions and/or, subsequently , through refinancing , with the use of the logistics company's public stock once it is an independent public company . This can done through a merger with an operating public entity in a similar or ancillary field or by spin-off from Daniels.

During the quarter , Daniels professionals developed a plan of consolidation for the launch of a "Logistics Company" within several fragmented niches of the Logistics industry . The niches pinpointed - through significant valuation and due diligence reviews - are Trucking, International & Domestic Freight Forwarding and Drayage & Cross Dock Trucking. It was determined that initial consolidation efforts will commence and be concentrated in the key US Hub Cities of New York , New Jersey , Los Angeles, Chicago, Las Vegas and Miami, Florida

Liquidity and Capital Resources

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