Form 10-Q
period 2013-08-31
Daniels Corporate Advisory Company, Inc.
filed 2013-10-15
CIK 1498291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

As of September 30, 2013 the registrant had 9,894,319 shares of common stock outstanding.

Daniels Corporate Advisory Company, Inc.

Daniels Corporate Advisory Company, Inc.
Balance Sheets

	August 31, 2013	November 30, 2012
	Unaudited	Audited
Assets
Total current assets - Cash and Cash Equivalents	$163	$82
Investments	114,000	118,000

Total Assets	$114,163	$118,082

Liabilities and Equity(Deficit)

Current liabilities
Accounts Payable and accrued expenses	$1,128,572	$1,129,369
Total Current Liabilities	1,128,572	1,129,369
Stockholder Loans	245	4,495
Total Liabilities	1,128,817	1,133,864
Commitments and Contingencies
Daniels Corporate Advisory Company, Inc.("DCAC") Shareholders' Deficit
Preferred Stock, $.001 par value; 50,000 shares authorized 50,000 issued and outstanding 08/31/2013 and 11/30/2012	50	50
Common Stock, $001 par value; 750,000,000 shares authorized, 9,891,319 and 10,000 issued and outstanding 08/31/2013 and 11/30/2012	9,891	10
Additional paid-in-capital	3,951,824	3,873,726
Accumulated Deficit	(4,940,451)	(4,843,606)
Accumulated other comprehensive (loss)	(35,968)	(45,962)
Total Equity(Deficit)	(1,014,654)	(1,015,782)
Total liabilities and equity(Deficit)	$114,163	$118,082

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Statements of Operations

	For the Nine Months Ended		For the Three Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
	Unaudited	UInaudited	Unaudited	UInaudited

Revenues	$50,000	$114,000	$0	$0

Operating Expenses	224,593	178,865	103,490	60,350

Net Income(Loss) from Operations	(174,593)	(64,865)	(103,490)	(60,350)

Other Income (Expense):
Debt forgiveness	78,426	0	78,426	0
Loss on sale of assets	(678)	0	0	0

Net Income(Loss) Before Provision for Income Taxes	(96,845)	(64,865)	(25,064)	(60,350)

Provision for income taxes	0	0	0	0

Net Income(Loss)	$(96,845)	$(64,865)	$(25,064)	$(60,350)

Basic and Diluted Loss Per Share	(0.09)	(6.49)	(0.01)	(6.04)

Weighted average number of shares outstanding	1,107,924	10,000	3,303,773	10,000

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Statements of Cash Flows

	For the Nine Months Ended
	August 31, 2013	August 31, 2012
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$(96,845)	$(64,865)
Common stock issued for expenses	87,979	0
Realized loss on securities	678	(8,808)

(Increase)decrease in other assets	4,000	(105,200)
(Increase)decrease in accounts receivable	0	0
Increase(decrease) in accounts payable and accrued expenses	(803)	178,380
Net cash used in operating activities	(4,991)	(493)
Cash flows from investing activities:
Purchase of property, plany and eqiuipment	0	0
Net cash provided(used) by investing activities	0	0
Cash flows from financing activities:

Proceeds from sale of assets	9,322	0
Payments to Stockholder Loans	(4,250)	330
Net cash provided(used) by financing activities	5,072	330

Increase in cash and equivalents	81	(163)

Cash and cash equivalents at beginning of period	82	173

Cash and cash equivalents at end of period	$163	$10

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Statements of Cash Flows

	For the Nine Months Ended
	August 31, 2013	August 31, 2012
	Unaudited	Unaudited
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest	$0	$0

Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for compensation	$50,903	$0

Common stock exchanged for capital on spin-off	$4,791	$0

Unrealized gain (loss) on securities	$9,994	$(10,672)

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Statement of Comprehensive Income (Loss)

	For the Nine Months Ended
	August 31, 2013	August 31, 2012
	Unaudited	Unaudited

Net loss	$(96,845)	$(64,865)

Other comprehensive income (loss)	0	0

Unrealized gains(losses) arising during the period	9,994	(10,672)
Comprehensive income (loss)	$(86,851)	$(75,537)

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of August 31, 2013 and 2012

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
As of August 31, 2013 and 2012

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
As of August 31, 2013 and 2012

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
As of August 31, 2013 and 2012

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

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of August 31, 2013 and 2012

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended August 31, 2013 and 2012:

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of August 31, 2013 and 2012

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	August 31, 2013	August 31, 2012
Net (Loss)	$(77,298)	$(64,865)
Weighted-average common shares outstanding basic
Weighted-average common stock	1,107,924	10,000
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding- basic and diluted	1,107,924	10,000

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

Currently the Daniels has projected $4,940,451 as of August 31, 2013 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the recorded to date.

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of August 31, 2013 and 2012

NOTE 3-   NOTES PAYABLE SHAREHOLDER LOANS

As of August 31, 2013 the balance of $245 and as of November 30, 2012 the balance of $4,495 represented loans from Arthur Viola, shareholder, all of which was used for the company’s working capital requirements. These remaining loans are currently unsecured, non-interest bearing, and have no specific repayment terms.

NOTE 4- INVESTMENTS

Investments consist of a portfolio of common stocks trading on the OTC: BB.  The fair market values of the investments held for sale were $79 and $82 at August 31, 2013 and November 30, 2012, respectively. Due to the immaterial amounts and that they are liquid they have been classified as cash equivalents. Investments held as other assets as long term investments had fair market values of $114,000 and $118,000 at August 31, 2013 and November 30, 2012, respectively. Other assets are securities of the Company’s clients for long term capital appreciation. The total net unrealized loss on all investments for the period ended August 31, 2013 was $1,006 and the total net unrealized loss for the period ended August 31, 2012 was $8,812.

Cash Equivalents are marketable securities that are available-for-sale and not deemed long term investments by the Company. During the nine months ended August 31, 2013 the company sold one of its two long term positions for a loss of $678 which is shown on the income statement. Any accumulated unrealized gains or losses on this position was reversed at the point of realization. During the periods ended August 31, 2012, there were no available-for-sale securities sold and gross realized (losses) gains on these sales were zero. For purpose of determining gross realized gains, the cost of securities when sold is based on the FIFO method of valuation. Net unrealized holding gains (losses) on available-for-sale securities both in cash and investments was $(39,968) and $(45,968), respectively, for August 31, 2013 and November 30, 2012 and have been included in accumulated other comprehensive income.

NOTE 5-   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has incurred operating losses, and as of August 31, 2013 the Company had a working capital deficit of $1,128,409 and an accumulated deficit of $4,940,451. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 6-   COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments.

Contingencies:

None.

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of August 31, 2013 and 2012

NOTE 7- INCOME TAXES

As of May 31, 2013, the Company had approximately $4,940,451 in net operating loss carry forwards for federal income tax purposes which expire between 2011 and 2028.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing it’s business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	31-Aug-13	31-Aug-12
Net operating loss carry forwards valuation available	$1,729,158	$1,663,002
Valuation Allowances	(1,729,158)	(1,663,002)
Difference	$0	$0

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $1,729,158 at August 31, 2013 and $1,663,002 at August 31, 2012. The Company did not utilize any NOL deductions for either the nine months ended August 31, 2013 or the full fiscal year ended November 30, 2012.

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

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of August 31, 2013 and 2012

The spin off shares were issued during the quarter ending August 31, 2013.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company currently shares 300 square feet of office space with its Director and CEO Arthur D. Viola. There is no charge being incurred by the Company for use of this space and this arrangement is on a month to month basis. There are no other reportable related party transactions.

PART I

ITEM 2.    DESCRIPTION OF BUSINESS

Overview

In December 2001, INfe Human Resources, Inc., our parent company, entered into discussions with Arthur D. Viola of Daniels Corporate Advisory Company, Inc. regarding the acquisition of Daniels Corporate Advisory by INfe Human Resources.  Mr. Viola was doing business as a sole proprietor in business development, merchant banking, mergers and acquisitions; leveraged buy-outs, management buy-outs, structured finance, and roll-ups.  The business intent was to offer these adjunct business services to the limited customer base of INfe Human Resources to expand product offerings and create a corporate development path that would benefit the combined entities.  At the time of the acquisition of Daniels Corporate Advisory, INfe Human Resources operated as an “outsourced” payroll and related human resources services company.  Due to the sharp sell-off in the stock market beginning in April 2000 and the corresponding decline in the availability of venture capital and angel financing, the acquisition of Daniels Corporate Advisory by INfe Human Resources was considered beneficial to both companies.

Daniels Corporate Advisory intends to finance the corporate strategy consulting services noted below, through the issuance of additional shares in this registered offering.  Initial, capital may be used in the purchase of “exclusive rights” to be the provider of choice in the offering of our version of the financial specialty called corporate strategy to client network’s of other financial/business services companies.  While exclusive rights agreements of this nature are not typical, senior management, drawing on personal contacts, believes that offering to provide a very select, cost-effective service that will augment other financial services already being offered by the financial/business services firm will be an acceptable “outsourced” consulting service addition.  However, as time goes by, a client (financial/business service firm) may decide to enter our business; there is no provision in our agreement to prevent it.  Our Senior Management believes that our success with the ultimate client, - the “end user” client of our financial/business service firm client - will determine whether Daniels Corporate Advisory retains the client or not.

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

Our senior management, after having conducted market research through personal networks and industry association channels, has determined that exclusive contracts are entered into by the small business services company, (including business services, financial planning and estate planning firms) with providers like Daniels Corporate Advisory, who provide very specialized, high end, financial and corporate strategy service specialties.  These small business services firms must compete with their major, fully-integrated, competitors for retention of those clients that have developed to a stage where they possess the critical mass to expand at an accelerated rate, as a public entity, and need the specialty, high-end services.  As a result of Daniels Corporate Advisory providing corporate strategy consulting services, on a cost-effective, outsource basis, these smaller financial/business services firms remain competitive in their industry and can retain those clients that have the most promising of futures.

While there are no provisions in the exclusive services contracts prohibiting any business /financial services client from entering the corporate strategy consulting business, our management believes it would be prohibitively expensive for the smaller business services firm to do so.  Daniels Corporate Advisory, even though it currently lacks financing to operate on a viable scale, is still able to provide its specialized services to its one client through Mr. Viola, via deferred compensation.  Talent compensation costs, on a full time basis, as well as the fixed costs associated with a estimated six month lead time necessary to ramp up a similar operation would not be feasible without significant capital reserves which most of the firms being approached by Daniels Corporate Advisory would not have.  In addition, no firm in the market niche Daniels Corporate Advisory is targeting would have the capital base necessary to do in-house, merchant banking for clients on the scale that we may be able to service based upon (1) At least 25% of the Daniels financing being raised through sales of shares being registered in this Offering, and (2) through the roll-over of profits from one of our two Corporate Strategy Advisory assignments; as we see our sell out our shares in what is expected to be a vastly improved client company; one that now has the critical mass necessary for Exchange Listing.

The growth acceleration services incorporated into corporate strategy advisory/implementation include market analysis, divestiture/capital formation, idea/concept incubation, deal structure, negotiations and determination of finance alternatives.  These strategy services are provided for the creation of joint-ventures, marketing agreements, new product/creation additions and acquisitions.  Daniels Corporate Advisory has a loosely organized cadre of highly-qualified, independent contractors/consultants available to perform the necessary services to achieve the optimum corporate strategy for a client.

A key element in the success of any Corporate Strategy Assignment/Client is our creation/recommendation of financing options and our participation, as principals, in their negotiation of amounts and terms.  The participation of Daniels, as principals, will allow for the average cost of financing for any one of the accelerated growth alternatives mentioned above to be below market.  Daniels participation – on a select basis and only with the most promising of clients – will consist of providing short term “working capital infusions,” for the implementation of its recommendations.  Daniels plans to raise funds for its principal participation in client projects from the sales of common stock in this Offering.  It is at the discretion of Senior Management, whether these funds are offered, with the decision to participate based upon the long term growth potential of the client, its current projections for the availability of excess cash flows for repayment.

Daniels will be directly rewarded for its participation in the preferential, cost-effective financing provided through the expected corresponding increase in value of the common equity of the client (a mini-cap public or soon to be public company) from the lowering of its costs (increasing of its profits).  Daniels retainers are paid in the common stock of the public client company at pre-assignment pricing.  Post-Assignment retainer shares can be sold into the market and the sales proceeds rolled over into the Corporate Strategy Assignment of the next mini-cap public (or soon to be public) client Company.   Daniels’ use its own in-house funds – generated from any potential net profits (after independent contract consultants are paid) from one corporate strategy assignment and rolled over into a subsequent assignment is a procedure none of the potential financial/business service clients (using us as “outsourced” specialists) like Accounting, Financial Planning, Estate Planning, Tax Firms and those other firms specifically earmarked by Daniels Corporate Advisory to approach for business will not do because of rules set up by their firm policies, or by industry or government regulatory bodies/authorities.  While this may be a costly method for Daniels Corporate Advisory to gain business, it is believed to be one of the fastest ways for Daniels to fill its pipeline and produce profits.  After completion of the several Corporate Strategy Assignments noted in this Offering Document, this “principal investment in the working capital of clients” proprietary niche (and the potential profits associated with it) could create the cash flow to allow Daniels to direct hire the most seasoned independent contractor/consultants as full time, additions to senior management.

Additional financing is contemplated through this registration statement and/or the private placement of common stock.  Daniels Corporate Advisory believes its position in the market-niches it has chosen will be secure because it will be a better capitalized, more cost-effective alternative for the providing of its specialized services.

The second method Daniels Corporate Advisory will use to provide its corporate strategy consulting services is more direct and less costly to it.  It will mean the development of advertising and end-user, client referrals.  Name brand recognition is expected to be created after one or two successful corporate strategy assignments and the publicizing of these events on web sites related to the specialties provided as well as through an aggressive in-house direct-marketing campaign to micro-cap public companies.  Added financing options are expected to materialize for the benefit of our clients, as well as referral business for us.    Capital companies and high-net worth individuals may contact us to see if their participation in subsequent assignments is feasible.

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

Recent Business Developments

Daniels Corporate Advisory conducts on-going operations in consulting, primarily through chairman to chairman contacts in its market-niche.  Marketing efforts are currently limited because of budget constrains.  Daniels Corporate Advisory advises its clients on strategic operational and financial business alternatives, including, but not limited to M & A, levered transactions, capital structure, bridge loans, and equity financing.  In order to effectively advise for the optimum value the clients can use their common stock as valuable tender in any business transaction or joint-venture, as part of our advisory, we provided the support necessary to bring all their records up to date and auditable in order to complete all the filings required by the Exchange Act.  Our main in-house efforts in the execution of assignments will entail the restructure and rebuilding of companies.  Our corporate strategy model, which has as its main tenant, the use of any NOL as a starting point for rebuilding, is working well.

Business Strategy – Current Operational Strategy & Current Client Projects:

Daniels Corporate Advisory Company, Inc. creates and implements Corporate Strategy Alternatives for the mini-cap public Company client; through the joint-efforts of highly-seasoned, Senior Management Professionals with public company experience.  Each Corporate Strategy Advisory Assignment teams up industry / market-niche “outsourced” professionals with highly-seasoned, knowledgeable “macro” professionals considered Business Visionaries.   This “outsourced” talent pool is assembled /coordinated through social media, depending on Assignment and made affordable for the mini-cap public client, primarily, through “stock for assignment” retainers, priced at pre-assignment stock price ranges.  All on-going services are “stock for services;” that collectively, will never exceed 10% of the total outstanding of a client, at any one point in time.”  Post-Assignment, when interim senior oversight management may be needed, the cost is covered primarily by cash that is generated out of the acquired excess cash flow in the levered transaction Daniels’ arranges and closes for the client.

Daniels Senior Management designs/presents to the Board of the client, multiple corporate strategies including a variety of potential acquisitions structured in LBO format that would allow the client to enter new market niches or expand further into existing ones.  The recommend consensus is implemented with the optimum deal structure so that the possibility exists, in “One Step,” for the client to achieve the necessary financial criteria - (Net Worth and Pre-tax Earnings) for listing on a Major US Stock Exchange, (American/Small Cap NASDAQ).  Twelve to eighteen months of post-closing financial results are recorded in SEC Filings, a highly-credible, expanded Board and Senior Management Team assembled and the Exchange listing process guided to completion, all by Daniels.

Current client Project # (1) Logistics Business Plan

In the fiscal quarter ending May 31, 2013, the Company under a Corporate Strategy Consulting Assignment for "Logistics Company," will initially be incubating the client's trucking efforts while it advises on the creation and implementation of the "optimum" acquisition and consolidation model within the client's Business Plan. Daniels will advise and manage this "limited dilution" phase; primarily through participation, as a principal, in its joint-venture incubation and use its best efforts to arrange a significant amount of the acquisition down payment and working capital amounts , through the use of its own, publicly traded common stock . Daniels funds, provided as "working capital advances," will be repaid out of excess cash flows of the acquisitions and/or, subsequently, through refinancing, with the use of the Logistics Company’s public stock; once it becomes an independent public company. This could happen through merger with an operating public entity in a similar or ancillary field or by spin-off from Daniels.

During the quarter, Daniels professionals developed a plan of consolidation for the launch of "Logistics Company" within several fragmented niches of the Logistics industry.  The niches pinpointed - through significant valuation and due diligence reviews - are Trucking, International & Domestic Freight Forwarding and Drayage & Cross Dock Trucking. It was determined that initial consolidation efforts will commence and be concentrated in the key US Hub Cities of New York , New Jersey , Los Angeles, Chicago, Las Vegas and Miami, Florida.

OPTIMUM GROWTH STRATEGY:

Plans are being formulated by Daniels to expand the Client’s competitive edge and overall size through their becoming a public company.  This Corporate Strategy Advisory Client of Daniels will then possess the abilities to raise larger sums of expansion capital as well as to use its publicly-traded common stock to incentivize additional Advisory Board talents in the creation of a generic logistic network and for selective market-niche acquisitions possessing the greatest growth prospects over the next several years.

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Arthur D. Viola, our sole officer and director and controlling stockholder.  No proceeds of this offering will be used to reimburse Mr. Viola; who will be reimbursed out of the gross profits of initial consulting assignments.  As of August 31, 2013, we had $ 163 in cash and cash equivalents and a working capital deficit of $1,128,572.

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

Results of Operations – For the Nine Months ended August 31, 2013

Revenues

Sales for the nine months ended August 31, 2013 were $50,000 compared to $114,000 for the nine months ended August 31, 2012 resulting in a decrease of $64,000. Since our business model revolves around servicing a small volume of clients with a high level of service we expect large variances from quarter to quarter. The Revenue from 2013 represented our third major client which is more representative of our activities in this growth phase.

Operating Expenses

During the nine months ended August 31, 2013, we incurred $224,593 in expenses, compared to $178,865 in the same period ended August 31, 2012 an increase of $45,748. The Company reduced wage expense from $150,000 in 2012 to $100,000 in 2013 to help offset an increase in consulting expense as the company ramped up operations during the last three months of the nine month period ending August 31, 2013. Both periods also include a small amount of operational cost and professional fees incurred during the periods presented.

Other Income (Expenses)

During the nine months ended August 31, 2013, incurred other income of $77,748, compared to $0 in the same period ended August 31, 2012 an increase of $77,748. This resulted from the write off of old accounts payable in the amount of $78,426 and the sale of one of the Company's two long term investments both of which are marketable securities. This was the total realized loss for the period.

Net Income

 The Company had a net loss for the nine months ended August 31, 2013 of $96,845 compared to a net loss of $64,865 for the nine months ended August 31, 2012. This increase of $31,980 was the result of decreased income and a small increase iun operating expenses described above. The Company has established a solid consistent fixed cost of operations as it builds the sales pipeline from quarter to quarter.

Results of Operations – For the Three Months ended August 31, 2013

Revenues

Sales for the three months ended August 31, 2013 were $0 compared to $0 for the three months ended August 31, 2012 resulting in no change. As described in the nine month comparison, since our business model revolves around servicing a small volume of clients with a high level of service we expect large variances from quarter to quarter.

Operating Expenses

During the three months ended August 31, 2013, we incurred $103,490 in expenses, compared to $60,350 in the same period ended August 31, 2012 an increase of $43,140. The major expense of the Company in 2013 was for $87,979 in consulting fees as the Company ramps up its operations. To offset these cost wages were reduced by $50,000 in the 2013 quarter. In 2012 $50,000 in wages were the Company's major expense. Both periods presented included a small amount of operational cost.

Other Income (Expenses)

During the three months ended August 31, 2013, incurred other income of $78,426, compared to $0 in the same period ended August 31, 2012 an increase of $78,426. This resulted from the write off of old accounts payable which were beyond the state statutes for collection.

Net Income

 The Company had a net loss for the three months ended August 31, 2013 of $25,064 compared to a net loss of $60,350 for the three months ended August 31, 2012. This decrease of $35,286 was a combination of increased expenses offset by debt forgiveness three month period. Further detail is provided above by item.

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended August 31, 2013, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $4,940,451 as of August 31, 2013. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of August 31, 2013, we had cash and cash equivalents of $163.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

The Company issued 4,801,069 of registered securities from their June 22, 2010 spin off transaction in August of 2013.

The Company issued 100,000 of registered securities to Norman Reynolds for professional fees in August of 2013.

The Company issued an aggregate of 4,990,250 shares of its common stock to consultants in each case in lieu of cash consideration in August of 2013.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act, as amended (the "Securities Act") and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.  A detail is provided in the table below.

Name	Purpose	Amount	Date

Angela Sangirardi	Consulting Fees	243,750	August, 2013
Nicholas Viola	Consulting Fees	375,000	August, 2013
Central Consulting, LLC	Consulting Fees	244,250	August, 2013
Denise Notaro	Consulting Fees	480,000	August, 2013
Camille & Mike Slepian	Consulting Fees	238,500	August, 2013
Carol & Bill Sirico	Consulting Fees	243,750	August, 2013
Gary Cella	Consulting Fees	240,000	August, 2013
Marino Amoruso	Consulting Fees	240,000	August, 2013
Myma Weinstein	Consulting Fees	240,000	August, 2013
Broadleaf Capital Partners, Inc.	Consulting Fees	225,000	August, 2013
G&G Legacy, Inc.	Consulting Fees	200,000	August, 2013
Anslow & Jaclin	Consulting Fees	20,000	August, 2013
Arthur D. Viola	Consulting Fees	2,000,000	August, 2013

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

Dated October 14, 2013
Daniels Corporate Advisory Company, Inc.
(Registrant)

	By:	/s/ Arthur D. Viola
Arthur D. Viola
Chief Executive Officer
and Chief Financial Officer