Form 10-K
period 2013-11-30
Daniels Corporate Advisory Company, Inc.
filed 2014-02-27
CIK 1498291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No    ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 21, 2014 based upon the closing price as of such date was $9,831.

As of February 21, 2014, 9,831,319 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Recent Business Developments

Daniels  Corporate  Advisory  conducts  on-going networking and business development  in corporate strategy and consulting, primarily through chairman to chairman contacts. A full range of disciplines are being offered to the  nano-cap  public  company  through  this personalized chairman to chairman networking to keep initial marketing costs at a minimum. Daniels Corporate Advisory will advises its clients on operational strategies, market-planning, senior oversight management and financial alternatives consulting on optimum paths for the client to take; which could include but not be limited to external growth alternatives requiring advisory on M & A, levered transactions, capital structure, bridge loans, and equity financing. In order to effectively advise for the optimum market value of the clients’ stock the status of the client’s common stock must be improved, if necessary

Business Strategy - Current Operational Strategy & Current Client Projects:

Daniels creates and implements corporate strategy alternatives for the mini-cap public or private company client.   Through the singular, full-time efforts of its Chairman and several initial independent contractor specialists working on a “when needed basis,” soon to be full time employees, Daniels provides an outsourced talent pool of senior level executive and visionary talent on an affordable basis for the mini-cap company.  The client pays a reasonable cash upfront retainer, work- in-progress retainers and a final cash retainer determined by results.

Daniels may provide the client with multiple corporate strategies /opportunities including joint-ventures, marketing opportunity agreements and/or a variety of potential acquisitions structured in LBO format. One or a combination of these strategies would allow the client to enter new market niches or expand further into existing ones..  For the public client company, our recommended consensus is implemented through an optimum deal structure so that the possibility exists, in "One Step," for the client to achieve the necessary financial criteria - (Net Worth and Pre-tax Earnings) for listing on a Major US Stock Exchange, (American/Small Cap NASDAQ). The Goal: Within fourteen to twenty-four months from commencement of a Corporate Strategy Assignment, financial results should be forthcoming and recorded in SEC Filings, a highly-credible, expanded Board and Senior Management Team assembled and the Exchange listing process guided to completion, all by Daniels.

A similar effort will be provided to tailor an optimum growth program for the private company client, whether it chooses to remain private or to become a public company through alternative merger opportunities.

In addition to the “specific need” contracted for within the Corporate Advisory Assignment, Daniels Senior Management may elect to also create and provide implementation Advisory to the client on multiple business opportunities including but not limited to a variety of potential acquisitions structured in LBO format. This will allow the client entry into other promising new market niches and/or its further expansion into established ones. Every effort will be made by Daniels through all phases of an Assignment to structure generic and/or external growth alternatives to help the client achieve the necessary financial criteria - (Net Worth and Pre-tax Earnings) for listing on a Major US Stock Exchange, (American/Small Cap NASDAQ).

Current Project:  Start-Up: Daniels Logistics, Inc.

During our 2013 fiscal year, (ending November 30, 2013), Daniels, performed an extensive due diligence and market-planning analysis review of the Logistics Industry, specifically the feasibility of entrance into and profitability for a start-up company in the most profitable market-niches in “Supply Chain Management;” The consensus results were very positive causing Daniels to create newly-incorporated 100% owned Subsidiary: “Daniels Logistics, Inc.” The subsidiary entered initial specified market niches, as Consultants / Advisors to clients by analyzing the segments in their Supply Chain where Daniels Logistics, Inc. (through its Independent Contractor Logistics specialists) could network to develop/provide a lower-cost option for the client with Daniels Logistics, Inc. then also acting in the advisory capacity of facilitator. Through its current, limited, hand-picked, client base, Daniels Logistics, Inc. has entered selective domestic US Areas as well as some Foreign Markets; all, in the estimation of the Daniels Team, possessing the most promise for profitability based an extensive analysis.

Initial financial results are supportive of the Daniels Corporate Advisory’s decision to enter the Supply Chain Management segment of the Transportation Industry through its subsidiary, Daniels Logistics, Inc. During November 2013 results (including in our 2013 fiscal year) the Daniels Logistics subsidiary has booked pretax profits of $32,780 and continues its momentum with pretax profits of $39,077 for December, 2013 – the first month of our new fiscal year.

OPTIMUM GROWTH STRATEGY:

Twelve to Twenty four Month Horizons for Daniels ' Objectives:

The funding received in this Offering should provide sufficient working capital to establish a quality, in-house Senior Management Team and to provide retainers for our outsourced independent contractor advisors for one micro-cap public company client (to be added and advised) and to fund the development/expansion of Daniels Logistics, Inc., our wholly owned subsidiary. We plan to expand our logistics subsidiary in the most profitable niches within the supply chain management segment of the Transportation Industry. We intend to keep this Offering open until December 31, 2014,  should  that  be  necessary ,  in  order  to  raise  the  necessary fun d i n g  to implement our   two  pronged  growth  strategy.

Daniels' believes that the validity of our corporate strategy model will be proven through the success of its newly-formed subsidiary, Daniels Logistics, Inc. We intend to use our publicly traded common stock, in a variety of  securities  packages,  to  finance  a  subsidiary  start-up,  initially  for  generic  sales  growth prospects. Potential exit strategies, which will be developed for optimizing the potential of the subsidiary and a return on corporate capital, could include bringing the subsidiary public or merging it with a public company operating in one of the more profitable niches of the specific market. This same corporate strategy model will be applied to any independent mini-cap public client. The client will experience a very limited dilution financing option provided primarily from capital raised in this Offering.

We believe our business model to be scalable. Based upon the success of the initial corporate strategy consulting assignments and/or the development of its own subsidiary and its ultimate launch in the public market; Daniels could achieve the critical mass, itself, for listing of our common stock on a major stock exchange. We would then achieve one of our main goals as a provider of corporate strategy advisory and low-cost financing for strategy implementation for our clients.

Sales and Marketing

Daniels senior management will concentrate its efforts to expand its corporate strategy advisory and consulting (for implementation of assignment results) services and related specialties in the nano-cap segment of the public market, where Daniels believes it will be effective.   Marketing efforts will increase through social and print media efforts and will be in addition to those methods already mentioned above.  Daniels objective is to create and help manage implementation of accelerated expansion strategies; in so doing it may from time to time provide investment in a client company to help achieve the optimum results.

Competition

We  believe  that  existing  and  new  competitors  will  continue  to  improve  their  services  and  introduce   new   services   with   competitive   price   and performance  characteristics.

In periods of reduced demand for our services, we can either choose to maintain market share by reducing our prices to meet competition or maintain prices, which would likely sacrifice market share.  Sales and overall profitability could be reduced in either case.  In addition, competitors may enter our existing markets, or we may be unable to compete successfully against existing or new competition.

The corporate financial services merchant banking/private equity industries are very competitive and fragmented in the market niche in which Daniels Corporate Advisory operates. There are limited barriers to entry and new competitors frequently enter the market. A significant number of our competitors possess substantially greater resources than we possess. Additionally , we face substantial competition for potential clients and for technical and professional personnel from providers of similar financial specialties, which range from giant national companies headquartered on Wall Street to local well known affiliates of some of the largest accounting firms in the United States.

Large national companies that offer corporate financial consulting and merchant banking services capabilities could easily expand into the nano cap niche intended for occupation by Daniels Corporate Advisory. Other companies with whom we compete include the affiliates of well known , national accounting firms. Numerous , local, owner-operated finder entities and their capital referral networks are also competitors, and each geographical market generally has many competitors. National and regional consulting firms also offer similar financial advisory services and capital networking advice. In addition, we will always be exposed to the risk that certain of our prospective clients will decide to hire. full-time senior corporate development , market-planning and finance executives who can provide the relevant services internally.

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

Limited revenues and ongoing losses.

Since inception, Daniels Corporate Advisory has generated approximately $300,000 of revenue.  Daniels earnings potential would have been greater; however, its focus had been in a financial advisory capacity to its parent company INfe Human Resources, which concentrated in Staffing and Executive Placements Industries.  Daniels was spun off to concentrate on its core Corporate Strategy consulting business.  Daniels has incurred losses of $4,848,909 for the period from August 22, 2002 (inception) to November 30, 2013

Our business strategy is unproven and our prospects must be considered speculative.

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

The directors and management of publicly quoted corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors.  Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors' and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims.  We currently do carry limited directors' and officers’ liability insurance.  Directors' and officers’ liability insurance has recently become much more expensive and difficult to obtain.  If we are unable to continue or provide directors' and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

We may lose potential independent board members and management candidates to other companies that have greater directors' and officers’ liability insurance to insure them from liability or to companies that have revenues or have received greater funding to date which can offer more lucrative compensation packages.  The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks.  As a company with limited operating history and resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC.  We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officers liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.  We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Relating to Our Stock

Arthur D. Viola owns 100,000 shares of our super voting preferred stock entitling him to the right to vote 50,000,000 shares of our common stock in any election or event.  This concentration of ownership could discourage or prevent a potential takeover of Daniels Corporate Advisory that might otherwise result in your receiving a premium over the market price for your common stock.

Arthur D. Viola owns 100,000 shares of our super voting preferred stock entitling him to the right to vote 50,000,000 shares of our common stock in any election or event. This concentration of ownership and voting rights could discourage or prevent a potential takeover of Daniels Corporate Advisory that might otherwise result in your receiving a premium over the market price for your common stock.

Mr. Viola owns 2,454,500 shares of our common stock as well as I 00,000 shares of the Daniels Corporate Advisory preferred stock which has voting rights equal to 500 shares of the Daniels Corporate Advisory common stock for every one share of Daniels Corporate Advisory preferred stock held, which equates to common stock voting rights of 52,454,500 shares of the Daniels Corporate Advisory common stock which amount exceeds our current outstanding shares of common stock. The result of Mr. Viola 's the ownership and voting rights to our common stock allows Mr. Viola to have voting control on all matters submitted to our stockholders for approval and to be able to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions. Additionally, this concentration of voting power could discourage or prevent a potential takeover of Daniels Corporate Advisory that might otherwise result in your receiving a premium over the market price for your common stock.

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

The stated listing requirements for the OTCBB are as follows:

·	Fully reporting with the Securities and Exchange Commission;

·	Not a black check or inactive company;

·	Minimum of 40 stockholders of record holding at least 100 shares each (note: this number is informal and has been moving up);

·	Directors, officers, and stockholders will be scrutinized for previous involvements in other OTCBB companies, in particular, blank check companies; and

·	Must have a market maker submit a Rule 15c211 application to FINRA and agree to act as market maker for securities of company.

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

If our shares become publicly quoted, our shares of common stock will most likely be “penny stocks” because they most likely will not be registered on a national securities exchange or listed on an automated quotation system sponsored by a registered national securities association, pursuant to Rule 3a51-1(a) under the Exchange Act.  For any transaction involving a penny stock, unless exempt, the rules require:

·	That a broker or dealer approve a person’s account for transactions in penny stocks; and

·	That the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

·	Sets forth the basis on which the broker or dealer made the suitability determination; and

·	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

·	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

·	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

·	Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

·	Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

·
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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $4,848,909 as of November 30, 2013. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of November 30, 2013, we had cash and cash equivalents of $2,809.

OUR AUDITORS ISSUED A GOING CONCERN OPINION WHICH MEANS WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES AND MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Our auditors issued a going concern opinion for the fiscal years ended November 30, 2013 and November 30, 2012. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we cannot raise additional capital or generate sufficient revenues to operate profitably, we may have to suspend or cease operations. If that occurs, you will lose your investment.

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
Fiscal Year Ended November 30, 2013
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

Recent Sales of Unregistered Securities and Equity Purchases by Company

·
In August of 2013 the Company issued  243,750 shares of common to Angela Sangirardi for services rendered to the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

·
In August of 2013 the Company issued  375,000 shares of common to Nicholas Viola for services rendered to the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

·
In August of 2013 the Company issued  259,250 shares of common to Central Consulting, LLC for services rendered to the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

·
In August of 2013 the Company issued  480,000 shares of common to Denise Notaro for services rendered to the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

·
In August of 2013 the Company issued  238,500 shares of common to Camille & Mike Slepian for services rendered to the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

·
In August of 2013 the Company issued  243,750 shares of common to Carol & Bill Sirico for services rendered to the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

·
In August of 2013 the Company issued  450,000 shares of common to RLB Freight Consultants Corp. for services rendered to the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

·
In August of 2013 the Company issued  225,000 shares of common to Broadleaf Capital Partners, Inc. for services rendered to the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

·
In August of 2013 the Company issued  475,000 shares of common to Cynthia DeMonte, LLC for services rendered to the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

·
In August of 2013 the Company issued  2,454,000 shares of common to Arthur D. Viola for services rendered to the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

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

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Arthur D. Viola, our sole officer and director and controlling stockholder.  No proceeds of this offering will be used to reimburse Mr. Viola; who will be reimbursed out of the gross profits of initial consulting assignments.  As of November 30, 2013, we had $2,809 in cash and cash equivalents and a working capital deficit of $926,056.

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

At present, we do have sufficient capital on hand to fund very limited operations for the immediate future.  Our consulting income on current and expected assignments (and continued support from Arthur D. Viola, our key officer and director, is believed to be sufficient to support current capital demands.  Management estimates that we will need at least $2 million to fund client corporate development consulting projects over the next 12 months.  However, even if limited funds are raised, consulting services can still be provided for Phase One of assignments, (the providing of consulting expertise).  Phase Two, (the providing of short term capital to client companies), will have to be curtailed because of a limited capital raise or be provided by Mr. Viola and/or a joint-venture partner who will share in the potential revenues from Phase Two portions of any project.  This joint-venture sharing will limit the amount of profit we can earn in any one project.

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

Comparison of the Year Ended November 30, 2013 to the Year Ended November 30, 2012

Revenues

Sales for the year ended November 30, 2013 were $131,360 compared to $114,000 for the year ended November 30, 2012 an increase of $17,360. This reflects revenue from our start up logistics subsidiary of $61,443 and a slight decrease in consulting income.

Cost of Sales

During the year ended November 30, 2013, we incurred $28,664 in expenses, compared to $0 in the same period ended November 30, 2012 an increase of $28,664. This is cost of sales relating to our logistics subsidiary started in the current year. There were no logistics' activity in the prior year.

Operating Expenses

During the year ended November 30, 2013, we incurred $212,643 in expenses, compared to $249,198 in the same period ended November 30, 2012 a decrease of $36,555. Our major cost of wages decreased by $100,000 in the current year. This was partially offset by an increase in professional fees and consulting expenses relating to our registration statement filings.

Other Income and Expenses

During the year ended November 30, 2013, we incurred a net expense of $26,252 in other items, compared to $0 in the same period ended November 30, 2012 an increase of $26,252. The major items included here were a write-down of a long term investment by $103,000, income the reduction of  old debts settled in the current year of $78,426 and a realized loss on a sale of investment of $1,678.

Net Income

The Company had a net loss for the year ended November 30, 2013 of $5,303 compared to a net loss of $135,198 for the year ended November 30, 2012. This decrease of $129,895 was in majority due to the due to our cutback in wages as described above.

Off-Balance Sheet Arrangements

None.

Inflation

We believe that inflation has not had a material impact on our results of operations for the two years ended November 30, 2013 and 2012, and since inflation rates have generally remained at relatively low levels our operations are not otherwise uniquely affected by inflation concerns.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of November 30, 2013, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of November 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

John Scrudato CPA, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of November 30, 2013.

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

Daniels Corporate Advisory has determined that Arthur D. Viola is a financial expert as defined by Section 407 of The Sarbanes-Oxley Act of 2002.  However, Mr. Viola is not independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.  In order to be considered to be independent, a member of an audit committee of a listed issuer that is not an investment company may not, other than in his capacity as a member of the audit committee, our board of directors or any other board committee:

·   Accept directly or indirectly any consulting, advisory or other compensatory fee from the issuer or any subsidiary thereof, provided that, unless the rules of the national securities exchange or national securities association provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the listed issuer (provided that such compensation is not contingent in any way on continued service); or

·   Be an affiliated person of the issuer or any subsidiary thereof.

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

Code of Ethics for Senior Executive Officers and Senior Financial Officers

Daniels Corporate Advisory has adopted a Code of Ethics for Senior Executive Officers and Senior Financial Officers that applies to its president, chief executive officer, chief operating officer, chief financial officer, and all financial officers, including the principal accounting officer.  The code provides as follows:

· Each officer is responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by Daniels Corporate Advisory with the Securities and Exchange Commission or disclosed to Daniels Corporate Advisory’s stockholders and/or the public.

· Each officer shall immediately bring to the attention of the audit committee, or disclosure compliance officer, any material information of which the officer becomes aware that affects the disclosures made by Daniels Corporate Advisory in its public filings and assist the audit committee or disclosure compliance officer in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the Securities and Exchange Commission.

· Each officer shall promptly notify Daniels Corporate Advisory’s general counsel, if any, or the president or chief executive officer as well as the audit committee of any information he may have concerning any violation of our Code of Business Conduct or Daniels Corporate Advisory’s Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in Daniels Corporate Advisory’s financial reporting, disclosures or internal controls.

· Each officer shall immediately bring to the attention of Daniels Corporate Advisory’s general counsel, if any, the president or the chief executive officer and the audit committee any information he may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to Daniels Corporate Advisory and the operation of our business, by Daniels Corporate Advisory or any of its agents.

· Any waiver of this Code of Ethics for any officer must be approved, if at all, in advance by a majority of the independent directors serving on Daniels Corporate Advisory’s board of directors.  Any such waivers granted will be publicly disclosed in accordance with applicable rules, regulations and listing standards.

We will provide to any person without charge, upon request, a copy of our Code of Ethics.  Any such request should be directed to our corporate secretary at Parker Towers, 104-60, Queens Boulevard, 12th Floor, Forest Hills, New York 11375, telephone (347) 242-3148, or by e-mail at Onewallstreetn @aol.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe there were no applicable reporting persons based on all applicable Section 16(a) filing requirements with respect to transactions during the fiscals year ended November 30, 2013 and November 30, 2012

Item 11.	Executive Compensation.

Executive Officer Compensation

At present Daniels Corporate Advisory has only one executive officer.  The compensation program for future executives will consist of three key elements which will be considered by a compensation committee to be appointed:

·	A base salary;

·	A performance bonus; and

·	Periodic grants and/or options of our common stock.

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

Summary Compensation Table

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2009 whose compensation for that fiscal year was in excess of $100,000.  The individuals named in the table will be hereinafter referred to as the “Named Officers.”  No other executive officer of Daniels Corporate Advisory received compensation in excess of $100,000 during fiscal years 2013 and 2012.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Arthur D. Viola	2012	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000
Arthur D. Viola	2013	100,000	-0-	-0-	-0-	-0-	-0-	-0-	100,000

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal years, November 30, 2013 and November 30, 2012:

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

The following table sets forth, as of November 30, 2013, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of February 21, 2014 there were 9,891,319 shares of common stock issued and outstanding.

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

Beneficial Ownership Table

	Common Stock Beneficially Owned (2)		Preferred Stock Beneficially Owned (2)
Name and Address of Beneficial Owner (1)	Number	Percent	Number	Percent
Arthur D. Viola (3)	2,454,500	24.8	100,000	100
All directors and officers as a group (two persons) (2)	2,454,500	24.8	100,000	100
_____________
*	Less than one percent.
(1)
Unless otherwise indicated, the address for each of these shareholders is c/o Daniels Corporate Advisory Company, Inc., Parker Towers, 104-60, Queens Boulevard, 12th Floor, Forest Hills, New York 11375.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC. As of February 26, 2014 there 9,891,319 shares of our common stock issued and outstanding.
(3)
The 100,000 shares of our super voting preferred stock owned by Arthur D. Viola gives him the power to vote 50,000,000 shares of our common stock, which number exceeds the majority of the issued and outstanding shares of the common stock on the date of this prospectus.

As indicated in the table above, Arthur D. Viola, our key officer and director, owns 100,000 shares of our preferred stock which equates to 100 percent of our preferred stock.  Our Super Voting preferred stock has voting rights equal to 500 shares of the our common stock for every one share of our preferred stock held, which equates to voting rights of 50,000,000 shares of the our common stock.  The voting rights of our common stock contained in our preferred stock along with the 2,454,500 common shares will provide Mr. Viola with voting rights equal to 27,454,500 shares of our common stock, which amount exceeds the outstanding shares of our common stock.  As a result, Arthur D. Viola is able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets.  This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

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

Item 14.	Principal Accountant Fees and Services.

The following table presents the estimated aggregate fees billed by John Scrudato CPA for services performed during our last two fiscal years.

	Years Ended December 31,
	2013	2012
Audit fees(1)	$11,000	$17,000
Tax fees(2)	—	—
All other fees(3)	4,000	12,000

	$15,000	$29,000
__________________
(1)
Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended November 30, 2013 and 2012, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the issuance of consents and other matters relating to registration statements filed by us.

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

Date: February 25, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ ARTHUR D. VIOLA	President and Chief Executive Officer	February 25, 2014
Arthur D. Viola	(Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer) Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Daniels Corporate Advisory Company, Inc.
New York, NY

We have audited the accompanying balance sheets of Daniels Corporate Advisory Company, Inc., as of November 30, 2013 and 2012 and the related statements of operations, comprehensive income(loss), changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of Daniels Corporate Advisory Company, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daniels Corporate Advisory Company, Inc. as of November 30, 2013 and 2012 and the results of its operations, comprehensive income(loss), changes in stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company has incurred significant losses since inception of $4,848,909 and has a working capital  of $926,056. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA
Califon, New Jersey

January 23, 2014

Daniels Corporate Advisory Company, Inc.
Consolidated Balance Sheets

	November 30, 2013	November 30, 2012
	Audited	Audited
Assets
Current Assets
Cash and equivalents	$2,809	$82
Accounts receivable	61,443	0
Prepaid expenses	6,240	0
Deferred taxes	133,738	0
Investments	10,200	118,000

Total Current Assets	$214,430	$118,082

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$1,140,486	$1,129,369
Total Current Liabilities	1,140,486	1,129,369
Stockholder loans	0	4,495
Total Liabilities	1,140,486	1,133,864
Commitments and Contingencies (Note 6)
Daniels Corporate Advisory Company, Inc.("DCAC") Shareholders' Deficit
Preferred Stock, $.001 par value; 50,000,000 shares authorized 100,000 and 50,000 issued and outstanding 11/30/2013 and 11/30/2012	100	50
Common Stock, $001 par value; 750,000,000 shares authorized, 9,891,319 and 10,000 issued and outstanding 11/30/2013 and 11/30/2012	9,891	10
Additional paid-in-capital	3,951,824	3,873,726
Accumulated deficit	(4,848,909)	(4,843,606)
Accumulated other comprehensive (loss)	(38,962)	(45,962)
Total Equity(Deficit)	(926,056)	(1,015,782)
Total liabilities and equity(Deficit)	$214,430	$118,082

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Operations

	For the Years Ended
	November 30, 2013	November 30, 2012
	Audited	Audited

Revenues	$131,360	$114,000

Cost of Sales	28,664	0

Gross Profit	102,696	114,000

Operating Expenses	212,643	249,198

Net Income(Loss) from Operations	(109,947)	(135,198)

Other Income (Expense):
Debt forgiveness	78,426	0
Investment Impairment	(103,800)	0
Loss on sale of assets	(1,678)	0

Net Income(Loss) Before
Provision for Income Taxes	(136,999)	(135,198)

Provision for income taxes	(131,696)	0

Net Income(Loss)	$(5,303)	$(135,198)

Basic and Diluted Loss Per Share	(0.00)	(13.52)

Weighted average number of shares outstanding	3,303,773	10,000

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended
	November 30, 2013	November 30, 2012
	Audited	Audited
Cash flows from operating activities:
Net income (loss)	$(5,303)	$(135,198)
Common stock issued for expenses	88,029	0
Realized loss on securities	(1,678)	(9,536)
(Increase)decrease in deferred taxes	(133,738)	0
(Increase)decrease in other assets	(6,240)	(104,400)
(Increase)decrease in accounts receivable	(61,443)	0
Increase(decrease) in accounts payable and accrued expenses	10,473	248,713
Net cash used in operating activities	(109,900)	(421)
Cash flows from investing activities:
Purchase of property, plant and equipment	0	0
Net cash provided(used) by investing activities	0	0
Cash flows from financing activities:

Proceeds from sale of assets	9,322	0
Impairment of investment	107,800
Payments to Stockholder Loans	(4,495)	330
Net cash provided(used) by financing activities	112,627	330

Increase in cash and equivalents	2,727	(91)

Cash and cash equivalents at beginning of period	82	173

Cash and cash equivalents at end of period	$2,809	$82

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended
	November 30, 2013	November 30, 2012
	Audited	Audited
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest	$0	$0

Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for compensation	$88,029	$0

Common stock exchanged for capital on spin-off	$4,791	$0

Unrealized gain (loss) on securities	$0	$(9,536)

Debt Forgiveness	$78,426	$0

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statement of Comprehensive Income (Loss)

	For the Years Ended
	November 30, 2013	November 30, 2012
	Audited	Audited

Net loss	$(5,303)	$(135,198)

Other comprehensive income (loss)	0	0

Unrealized gains(losses) arising during the period	0	(9,536)
Comprehensive income (loss)	$(5,303)	$(144,734)

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statement of Stockholders’ Equity(Deficit)
For the years Ended November 30, 2013 and 2012
Audited

					Contributed Capital in Excess of	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	PAR Value	Items	Deficit	Total
Balances November 30, 2011	50,000	$50	10,000	$10	$3,873,726	$(36,426)	$(4,708,408)	$(871,048)
Net loss FYE 11/30/12						(9,536)	(135,198)	(144,734)
Balances November 30, 2012	50,000	50	10,000	10	3,873,726	(45,962)	(4,843,606)	(1,015,782)
Issuance of spin off shares			4,791,069	4,791	(4,791)			0
Shares issued as compensation	50,000	50	5,090,250	5,090	82,889			88,029
Realization of prior losses						7,000		7,000
Net loss FYE 11/30/13						0	(5,303)	(5,303)

Balances November 30, 2013	100,000	$100	9,891,319	$9,891	$3,951,824	$(38,962)	$(4,848,909)	$(926,056)

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

The Company formed on October 11, 2013 Daniel's Logistics Inc. a wholly owned operating subsidiary in the field of logistics was incorporated in the state of Nevada to take advantage of niche operating opportunities and possible acquisitions in the logistics field.

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Investments:

Our investments consist of common stock of publicly quoted companies and are valued based on the closing stock price. We account for our investments in accordance with ASC Topic 320, Investments. We have designated our investments at November 30, 2013 as available-for-sale and reported these investments at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). We determined the fair value of these investments based on the closing quoted stock price on November 30, 2013 or the lowest bid price should a closing quote be unavailable.  We base the cost of the investment sold on the specific identification method using market rates.

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

The indicators that we use to identify those events and circumstances include:

·	the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects;
·	the general market conditions in the investee’s industry or geographic area, including regulatory or economic changes;
·	factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and
·	the investee’s receipt of additional funding at a lower valuation. If an investee obtains additional funding at a valuation lower than our carrying amount or a new round of equity funding is required for the investee to remain in business, and the new round of equity does not appear imminent, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

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

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

There are no other new accounting pronouncements adopted or enacted during the six months ended November 30, 2013 that had, or are expected to have, a material impact on our financial statements.

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

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financing Fees:

Financing fees were being amortized over the life of the related liability on the straight-line method which is not materially different than using the effective interest method. All amortization has been expensed since the ongoing staffing operations have discontinued from which the finance fees were originally accrued.

Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is anti-dilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the years ended November 30, 2013 and 2012:

	2013	2012
Net (Loss)	$(5,303)	$(135,198)

Weighted-average common shares outstanding basic

Weighted-average common stock	3,303,773	10,000
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding- basic and diluted	3,303,773	10,000

Income Taxes:

The Company, a C-corporation, accounts for income taxes under ASC Topic 740 (SFAS No. 109). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The company adopted a policy of evaluating the valuation allowance for the proceeding next twelve months against current historical income trends for possible adjustments on a year to year basis.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company adopted the provisions of FASB ASC 740-10 “ Uncertainty in Income Taxes ” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740- 10.  If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Currently the Daniels has projected $4,848,909 as of November 30, 2013 in Net Loss Operating Loss carry-forwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

NOTE 3 -   NOTES PAYABLE SHAREHOLDER LOANS

As of November 30, 2012 the balance was $0 and as of November 30, 2012 the balance of $4,495 represented loans from Arthur Viola, shareholder, all of which was used for the company’s working capital requirements. Those loans were unsecured, non-interest bearing, and had no specific repayment terms.

NOTE 4 - INVESTMENTS

Cash Equivalents are Investments consist of a portfolio of common stocks trading on the OTC: BB that are not being held long term for strategic reasons.  The fair market values of the investments were $78 and $82 at November 30, 2013 and November 30, 2012, respectively. Due to their immaterial amounts and that they are liquid they have been classified as cash equivalents. Unrealized losses for cash equivalents and investments for the year ended November 30, 2013 were $0 and unrealized gains were $9,536 for the year ended November 30, 2012.

Investments are Marketable securities are classified as available-for-sale. During the period ended November 30, 2013 we realized a loss of $1,678 and we had zero gains or losses for the year ended November 30, 2012. The Company also recorded an impairment on another investment for the year ended November 30, 2013 of $103,800 based upon the lack of any trading market in the stock and the year end market bid price of those securities. For purpose of determining gross realized gains, the cost of securities when sold is based on the FIFO method of valuation. Net unrealized holding gains (losses) on available-for-sale securities in the amount of  $(38,962) and $(45,962), respectively, for November 30, 2013 and November 30, 2012 and have been included in accumulated other comprehensive income.

NOTE 5 -   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has incurred operating losses, and as of November 30, 2013 the Company had a working capital deficit of $926,056 and an accumulated deficit of $4,848,909. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

NOTE 6 -   COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments.

Contingencies:

None

NOTE 7 - INCOME TAXES

As of November 30, 2013, the Company had approximately $4,848,909 in net operating loss carry forwards for federal income tax purposes which expire between 2014 and 2029.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs and has recorded $133,738 of deferred taxes for the coming year based upon our projection of NOL use for the coming twelve months..

Components of deferred tax assets and (liabilities) are as follows:

	30-Nov-13	30-Nov-12
Net operating loss carry forwards valuation available	$1,584,475	$1,582,618

Valuation Allowances	(1,450,737)	(1,582,618)
Deferred Tax Asset	$133,738	$0

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet for the coming year and has established a valuation allowance in the amount of S1,450,737 at November 30, 2013 and $1,582,618 at November 30, 2012. During the years ended November 30, 2013 and November 30, 2012 the company did not utilize any of its NOL.

Note 8 – SEGMENT INFORMATION

The accounting standards for reporting information about operating segments define operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company is organized by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. Under the aforementioned criteria, the Company operates in two operating and reporting segments: corporate consulting and logistics. Our parent Daniels Corporate Advisory Company, Inc. is one segment of the Company that derives its corporate consulting. Our other business segment is our wholly owned subsidiary Daniels Logistics, Inc., which provides niche logistic services.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

Note 8  -  SEGMENT INFORMATION (CONTINUED)

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses operating income (loss) to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services that benefit both segments. In addition, the Company does not allocate restructuring charges to the segment operating income (loss) because management does not include this information in its measurement of the performance of the operating segments. Because of this unallocated income and expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would report as a stand-alone business and  therefore we do not present indirect operating expenses.

The table below illustrates the Company’s results by reporting segment for the years ended November 30, 2013 and 2012:

Segment Information

	11/30/2013	11/30/2012
Revenue

Consulting	$69,917	$114,000
Logistics	61,443	0

Total Revenue	$131,360	$114,000

Cost of Sales

Consulting	$0	$0
Logistics	28,664	0

Total Product Cost	$28,664	$0

Net Operating Income

Consulting	$(136,540)	$(135,198)
Logistics	26,593	0

Total Net Operating Income(Loss)	$-109,947	$-135,198

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

NOTE  - 9 RELATED PARTY TRANSACTIONS

Starting in December of 2013, the company will rent space from our CEO on a month to month basis for $2,080 per month with no additional commitments space for business operations and corporate headquarters from its president and CEO.

The company paid off officer loans of $4,495 during the year ended November 30, 2013.

NOTE - 10 SUBSEQUENT EVENTS

The company is currently in the process of registering 2,600,000 shares additional shares  through an S-1 registration. When completed this can lead to an increase of our outstanding shares to 12,491,319 shares of common stock outstanding.