Form 10-Q
period 2014-02-28
Daniels Corporate Advisory Company, Inc.
filed 2014-04-18
CIK 1498291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

As of March 31, 2014 the registrant had 9,891,319 shares of common stock outstanding.

Daniels Corporate Advisory Company, Inc.

Daniels Corporate Advisory Company, Inc.
Consolidated Balance Sheets

	February 28, 2014	November 30, 2013
	Unaudited	Audited
Assets
Current Assets
Cash and cash equivalents	$118,432	$2,809
Accounts receivable	56,539	61,443
Prepaid expenses	2,025	6,240
Deferred taxes	133,738	133,738
Investments	10,200	10,200

Total Current Assets	$320,934	$214,430

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$1,151,797	$1,140,486
Total Current Liabilities	1,151,797	1,140,486
Related Party - Stockholder loans	0	0
Total Liabilities	1,151,797	1,140,486
Commitments and Contingencies (Note 6)
Daniels Corporate Advisory Company, Inc.("DCAC") Shareholders' Deficit
Preferred Stock, $.001 par value; 100,000 shares authorized
100,000 issued and outstanding 02/28/2014
and 11/30/2013	100	100
Common Stock, $001 par value; 750,000,000 shares
authorized 9,894,319 shares issued and outstanding
02/28/2014 and 11/30/2013	9,891	9,891
Additional paid-in-capital	3,951,824	3,951,824
Accumulated deficit	(4,753,649)	(4,848,909)
Accumulated other comprehensive (loss)	(39,029)	(38,962)
Total Deficit	(830,863)	(926,056)
Total liabilities and shareholder(Deficit)	$320,934	$214,430

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Operations

	For the Three Months Ended
	February 28, 2014	February 28, 2013
	Unaudited	Unaudited

Revenues	$259,979	$0

Cost of Sales	114,001	0

Gross Profit	145,978	0

Operating Expenses	40,636	53,039

Net Income(Loss) from Operations	105,342	(53,039)

Other Income (Expense):
Interest expense	0	0

Net Income(Loss) Before
Provision for Income Taxes	105,342	(53,039)

Provision for income taxes	10,082	0

Net Income(Loss)	$95,260	$(53,039)

Basic and Diluted Loss Per Share	0.01	(5.30)

Weighted average number
of shares outstanding	9,891,319	10,000

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	February 28, 2014	February 28, 2013
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$95,260	$(53,039)
Common stock issued for expenses	0	0
Realized gain(loss) on securities	0	32,921

(Increase)decrease in other assets	4,215	(33,000)
(Increase)decrease in accounts receivable	4,902	0
Increase(decrease) in accounts payable and accrued expenses	11,246	53,039
Net cash used in operating activities	115,623	(79)
Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0
Cash flows from financing activities:
None	0	0
Net cash provided(used) by financing activities	0	0

Increase in cash and equivalents	115,623	(79)

Cash and cash equivalents at beginning of period	2,809	82

Cash and cash equivalents at end of period	$118,432	$3

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	February 28, 2014	February 28, 2013
	Unaudited	Unaudited
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest	$0	$0

Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain (loss) on securities	$(67)	$32,921

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statement of Comprehensive Income (Loss)

	For the Three Months Ended
	February 28, 2014	February 28, 2013
	Unaudited	Unaudited

Net loss	$95,260	$(53,039)

Other comprehensive income (loss)	0	0

Unrealized gains(losses) arising during the period	(67)	32,921
Comprehensive income (loss)	$95,193	$(20,118)

"The accompanying notes are an integral part of these financial statements"

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

Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the three months ended February 28, 2014 and February 29, 2013:

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2/28/2014	2/28/2013
Net (Loss)	$95,260	$(53,039)

Weighted-average common shares outstanding basic

Weighted-average common stock	9,891,319	10,000
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding- basic and diluted	9,891,319	10,000

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

Currently the Daniels has projected $4,753,649 as of February 28, 2014 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the recorded to date.

NOTE 3-   RELATED PARTY TRANSACTIONS

The Company currently rents space from Arthur Viola, CEO and shareholder. This is a month to month rental and there is no commitment beyond each month. The monthly rent is $2,025 and three months was expensed in the quarter ending February 28, 2014.

NOTE 4- INVESTMENTS

Investments consist of a portfolio of common stocks trading on the OTC: BB.  The fair market values of the investments held for sale were $12 and $78 at February 28, 2014 and November 30, 2013, respectively. Due to the immaterial amounts and that they are liquid they have been classified as cash equivalents. Investments held as other assets as long term investments had fair market values of $10,200 and $10,200 at February 28, 2014 and November 30, 2013, respectively. Other assets are securities of the Company’s clients for long term capital appreciation. The total net unrealized loss for the period ended February 28, 2014 was $67 and the total net unrealized gain for the period ended February 29, 2013 was $32,921.

Cash Equivalents are marketable securities that are available-for-sale and not deemed long term investments by the Company. During the periods ended February 28, 2014 and February 29, 2013, there were no available-for-sale securities sold and gross realized (losses) gains on these sales were zero. For purpose of determining gross realized gains, the cost of securities when sold is based on the FIFO method of valuation. Net unrealized holding gains (losses) on available-for-sale securities both in cash and investments was $(38,962) and $(39,029), respectively, for February 28, 2014 and November 30, 2013 and have been included in accumulated other comprehensive income.

NOTE 5-   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has recurring operating losses, and as of February 28, 2014 the Company had a working capital deficit of $824,556 and an accumulated deficit of $4,753,649. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 6-   COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments.

Contingencies:

None

NOTE 7- INCOME TAXES

As of February 28, 2014, the Company had approximately $4,753,649 in net operating loss carry forwards for federal income tax purposes which expire between 2011 and 2029.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing it’s business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	28-Feb-14	30-Nov-13
Net operating loss carry forwards valuation available	$1,663,777	$1,601,182

Valuation Allowances	(1,530,039)	(1,601,182)
Difference	$133,738	$0

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $1,530,039 at February 28, 2014 and $1,601,182 at February 29, 2013. The Company did not utilize any NOL deductions for the full fiscal year ended November 30, 2013 and expects to use $133,738 for the fiscal year ending November 30, 2014.

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

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses operating income (loss) to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services that benefit both segments. In addition, the Company does not allocate restructuring charges to the segment operating income (loss) because management does not include this information in its measurement of the performance of the operating segments. Because of this unallocated income and expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would report as a stand-alone business and  therefore we do not present indirect operating expenses. Intersegment transactions have not been eliminated in order to reflect the comprehensive results of each segment.

Note 8  -  SEGMENT INFORMATION (CONTINUED)

The table below illustrates the Company’s results by reporting segment for the three months ended February 28, 2014 and 2013:

Segment Information

	2/28/2014	2/28/2013
Revenue

Consulting	$18,472	$0
Logistics	259,979	0

Total Revenue	$278,451	$0

	11/30/2013	11/30/2012
Cost of Sales

Consulting	$0	$0
Logistics	114,001	0

Total Product Cost	$114,001	$0

	11/30/2013	11/30/2012
Net Operating Income

Consulting	$(22,165)	$(53,039)
Logistics	117,425	0

Total Net Operating Income(Loss)	$95,260	$(53,039)

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

Recent Business Developments

Daniels  Corporate  Advisory  conducts  on-going networking and business development  incorporate strategy and consulting, primarily through chairman to chairman contacts. A full range of disciplines are being offered to the  nano-cap  public  company  through  this personalized chairman to chairman networking to keep initial marketing costs at a minimum. Daniels Corporate Advisory will advises its clients on operational strategies, market-planning, senior oversight management and financial alternatives consulting on optimum paths for the client to take; which could include but not be limited to external growth alternatives requiring advisory on M & A, levered transactions, capital structure, bridge loans, and equity financing. In order to effectively advise for the optimum market value of the clients’ stock the status of the client’s common stock must be improved, if necessary

Business Strategy - Current Operational Strategy & Current Client Projects:

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

Initial financial results are supportive of the Daniels Corporate Advisory’s decision to enter the Supply Chain Management segment of the Transportation Industry through its subsidiary, Daniels Logistics, Inc. During the quarter ending February 28, 2014 results from the Daniels Logistics subsidiary has booked pretax profits of $117,425.

OPTIMUM GROWTH STRATEGY:

Twelve to Twenty four Month Horizons for Daniels ' Objectives:

The funding received in our recent offering should provide sufficient working capital to establish a quality, in-house Senior Management Team and to provide retainers for our outsourced independent contractor advisors for one micro-cap public company client (to be added and advised) and to fund the development/expansion of Daniels Logistics, Inc., our wholly owned subsidiary. We plan to expand our logistics subsidiary in the most profitable niches within the supply chain management segment of the Transportation Industry. We intend to keep this Offering open until December 31, 2014, should  that  be  necessary,  in  order  to  raise  the  necessary funding  to implement our   two  pronged  growth  strategy.

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

Large national companies that offer corporate financial consulting and merchant banking services capabilities could easily expand into the nano cap niche intended for occupation by Daniels Corporate Advisory. Other companies with whom we compete include the affiliates of well known , national accounting firms. Numerous, local, owner-operated finder entities and their capital referral networks are also competitors, and each geographical market generally has many competitors. National and regional consulting firms also offer similar financial advisory services and capital networking advice. In addition, we will always be exposed to the risk that certain of our prospective clients will decide to hire. full-time senior corporate development, market-planning and finance executives who can provide the relevant services internally.

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Arthur D. Viola, our sole officer and director and controlling stockholder.  As of February 28, 2014, we had $118,499 in cash and cash equivalents and a working capital deficit of $824,566.

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

Results of Operations – For the Three Months ended February 28, 2014

Revenues

Sales for the three months ended February 28, 2014 were $259,979 compared to $0 for the three months ended ended February 28, 2013 an increase of $259,979. This reflects revenue from our start up logistics subsidiary of $259,979.

Cost of Sales

During the three months ended February 28, 2014, we incurred $114,001 in expenses, compared to $0 in the same period ended February 28, 2013 an increase of $114,001. This is cost of sales relating to our logistics subsidiary started in the current year. There were no logistics' activity in the prior year. Our gross profit percentage continues to remain above 50%,

Operating Expenses

During the three months ended February 28, 2014, we incurred $40,636 in expenses, compared to $53,039 in the same period ended February 28, 2013 a decrease of $12,403. Our major cost is wages which was decreased by $25,000 in the current quarter. This was partially offset by an increase in professional fees and consulting expenses relating to our registration statement filings from a year ago.

Other Income and Expenses

There were no other income or expense items for the three months ended February 28, 2014 and 2013.

Net Income

The Company had a net income for the three months ended February 28, 2014 of $95,260 compared to a net loss of $53,039 for the three months ended February 28, 2013. This increase of $148,299 was in majority due to our logistics subsidiary which generated nice profits in 2014 and was not operating in 2013 along with other minor items described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.

ITEM 4  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of February 28, 2014. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of February 28, 2014, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of February 28, 2014, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and PFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of November 30, 2013, we determined that control deficiencies existed that constituted material weaknesses, as described below:

1)	lack of documented policies and procedures;
2)	inadequate resources dedicated to the financial reporting function; and
3)	ineffective separation of duties due to limited staff.

Subject to the Company’s ability to obtain financing and hire additional employees, the Company expects to be able to design and implement effective internal controls in the future that address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, our CEO and CFO have concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2014 and November 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $4,753,649 as of February 28, 2014. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of February 28, 2014, we had cash and cash equivalents of $118,421.

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

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission as required by Section 404(a) of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Since our election to be treated as an emerging growth company we are exempt from Section 404(b) which is an independent registered public accounting firm attesting to and reporting on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These applicable requirements may first apply to our annual report on Form 10-KSB for any fiscal years ending December 31, 2002. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

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

The Company had no sales of unregistered securities for the quarter ending February 28, 2014.

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

Dated April 17, 2014
Daniels Corporate Advisory Company, Inc.
(Registrant)

	By:	/s/ Arthur D. Viola
Arthur D. Viola
Chief Executive Officer
and Chief Financial Officer