Form 10-Q
period 2014-05-31
Daniels Corporate Advisory Company, Inc.
filed 2014-07-18
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Yes	No	X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of July 10, 2014 the registrant had 9,894,319 shares of common stock outstanding.

Daniels Corporate Advisory Company, Inc.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	24

SIGNATURES		25

Daniels Corporate Advisory Company, Inc.
Consolidated Balance Sheets

	May 31, 2014	November 30, 2013
	Unaudited	Audited
Assets
Current Assets
Cash and cash equivalents	$178,470	$2,809
Accounts receivable	42,976	61,443
Prepaid expenses	2,025	6,240
Deferred taxes	133,738	133,738
Investments	10,200	10,200

Total Current Assets	$367,409	$214,430

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$1,219,523	$1,140,486
Total Current Liabilities	1,219,523	1,140,486
Related Party - Stockholder loans	0	0
Total Liabilities	1,219,523	1,140,486
Commitments and Contingencies (Note 6)
Daniels Corporate Advisory Company, Inc.("DCAC") Shareholders' Deficit
Preferred Stock, $.001 par value; 100,000 shares authorized
100,000 issued and outstanding 5/31/2014
and 11/30/2013	100	100
Common Stock, $001 par value; 750,000,000 shares
authorized 9,894,319 shares issued and outstanding
5/31/2014 and 11/30/2013	9,891	9,891
Additional paid-in-capital	3,951,824	3,951,824
Accumulated deficit	(4,774,889)	(4,848,909)
Accumulated other comprehensive (loss)	(39,040)	(38,962)
Total Equity(Deficit)	(852,114)	(926,056)
Total liabilities and equity(Deficit)	$367,409	$214,430

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$182,524	$50,000	$442,503	$50,000

Cost of Sales	145,499	0	259,500	0

Gross Profit	37,025	50,000	183,003	50,000

Operating Expenses	52,942	68,064	93,580	121,103

Net Income(Loss) from Operations	(15,917)	(18,064)	89,423	(71,103)

Other Income (Expense):
Loss on sale of assets	0	(678)	0	(678)

Net Income(Loss) Before
Provision for Income Taxes	(15,917)	(18,742)	89,423	(71,781)

Provision for income taxes	5,321	0	15,403	0

Net Income(Loss)	$(21,238)	$(18,742)	$74,020	$(71,781)

Basic and Diluted Loss Per Share	(0.00)	(1.87)	0.01	(7.18)

Weighted average number
of shares outstanding	9,891,319	10,000	9,891,319	10,000

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	May 31, 2014	May 31, 2013
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$74,020	$(71,781)
Common stock issued for expenses	0	0
Realized gain(loss) on securities	(78)	678

(Increase)decrease in prepaid expenses	4,215	0
(Increase)decrease in other assets	0	4,000
(Increase)decrease in accounts receivable	18,467	0
Increase(decrease) in accounts payable and accrued expenses	79,037	86,964
Net cash used in operating activities	175,661	19,861
Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0
Cash flows from financing activities:
Recapture of unrealized losses	0	(10,000)
Proceeds from Sale of assets	0	9,322
Net cash provided(used) by financing activities	0	(678)

Increase in cash and equivalents	175,661	19,183

Cash and cash equivalents at beginning of period	2,809	82

Cash and cash equivalents at end of period	$178,470	$19,265

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	May 31, 2014	May 31, 2013
	Unaudited	Unaudited
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest	$0	$0

Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain (loss) on securities	$(78)	$9,994

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statement of Comprehensive Income (Loss)

	For the Six Months Ended
	May 31, 2014	May 31, 2013
	Unaudited	Unaudited

Net loss	$95,260	$(71,781)

Other comprehensive income (loss)	0	0

Unrealized gains(losses) arising during the period	(78)	9,994
Comprehensive income (loss)	$95,182	$(61,787)

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

Investments:

Our investments consist of common stock of publicly quoted companies and are valued based on the closing stock price. We account for our investments in accordance with ASC Topic 320, Investments. We have designated our investments at May 31, 2014 as available-for-sale and reported these investments at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). We determined the fair value of these investments based on the closing quoted stock price on May 31, 2014.  We base the cost of the investment sold on the specific identification method using market rates.

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

Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is anti dilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted income(loss) per share, resulting in basic and diluted income(loss) per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the six months ended May 31, 2014 and May 31, 2013:

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	5/31/2014	5/31/2013
Net (Loss)	$74,020	$(71,781)

Weighted-average common shares outstanding basic

Weighted-average common stock	9,891,319	10,000
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding- basic and diluted	9,891,319	10,000

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

Currently the Daniels has projected $4,500,784 as of May 31, 2014 in Net Loss Operating Loss carry-forwards available. The benefits of the potential tax savings will be recognized in the recorded to date.

NOTE 3-   RELATED PARTY TRANSACTIONS

The Company currently rents space from Arthur Viola, CEO and shareholder. This is a month to month rental and there is no commitment beyond each month. The monthly rent is $2,025 and three months was expensed in the quarter ending May 31, 2014.

NOTE 4- INVESTMENTS

Investments consist of a portfolio of common stocks trading on the OTC: BB.  The fair market values of the investments held for sale were $0 and $78 at May 31, 2014 and November 30, 2013, respectively. Due to the immaterial amounts and that they are liquid they have been classified as cash equivalents. Investments held as other assets as long term investments had fair market values of $10,200 and $10,200 at May 31, 2014 and November 30, 2013, respectively. Other assets are securities of the Company’s clients for long term capital appreciation. The total net unrealized loss for the period ended May 31, 2014 was $78 and the total net unrealized gain for the period ended May 31, 2013 was $9,994.

Cash Equivalents are marketable securities that are available-for-sale and not deemed long term investments by the Company. During the periods ended May 31, 2014 and May 31, 2013, there were no available-for-sale securities sold and gross realized (losses) gains on these sales were zero. For purpose of determining gross realized gains, the cost of securities when sold is based on the FIFO method of valuation. Net unrealized holding gains (losses) on available-for-sale securities both in cash and investments was $(39,040) and $(38,962), respectively, for May 31, 2014 and November 30, 2013 and have been included in accumulated other comprehensive income.

NOTE 5-   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has recurring operating losses, and as of May 31, 2014 the Company had a working capital deficit of $852,114 and an accumulated deficit of $4,774,889. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 6-   COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments.

Contingencies:

None

NOTE 7- INCOME TAXES

As of May 31, 2014, the Company had approximately $4,500,784 in net operating loss carry forwards for federal income tax purposes which expire between 2011 and 2029.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing it’s business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	31-May-14	30-Nov-13
Net operating loss carry forwards valuation available	$1,575,274	$1,601,182

Valuation Allowances	(1,441,536)	(1,601,182)
Difference	$133,738	$0

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $1,441,536 at May 31, 2014 and $1,601,182 at November 30, 2013. The Company did not utilize any NOL deductions for the full fiscal year ended November 30, 2013 and expects to use $133,738 for the fiscal year ending November 30, 2014.

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

Note 8  -  SEGMENT INFORMATION (CONTINUED)

The table below illustrates the Company’s results by reporting segment for the six months ended May 31, 2014 and 2013:

Segment Information

	5/31/2014	5/31/2013
Revenue

Consulting	$26,129	$50,000
Logistics	442,503	0

Total Revenue	$468,632	$50,000

	5/31/2014	5/31/2013
Cost of Sales

Consulting	$0	$0
Logistics	259,500	0

Total Product Cost	$259,500	$0

	5/31/2014	5/31/2013
Net Operating Income

Consulting	$(67,450)	$(71,781)
Logistics	141,471	0

Total Net Operating Income(Loss)	$74,021	$(71,781)

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

Initial financial results are supportive of the Daniels Corporate Advisory’s decision to enter the Supply Chain Management segment of the Transportation Industry through its subsidiary, Daniels Logistics, Inc. During the six months ended May 31, 2014 results from the Daniels Logistics subsidiary has booked pretax profits of $141,471.

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

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Arthur D. Viola, our sole officer and director and controlling stockholder.  As of May 31, 2014, we had $178,470 in cash and cash equivalents and a working capital deficit of $852,114.

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

Results of Operations – For the Three Months ended May 31, 2014

Revenues

Sales for the three months ended May 31, 2014 were $182,524 compared to $0 for the three months ended ended May 31, 2013 an increase of $182,524. This reflects revenue from our start up logistics subsidiary of $182,524. Current quarter income was reduced from first quarter income by $77,455 due to disruptions on the piers from mechanical breakdowns of pier owned equipment.

Cost of Sales

During the three months ended May 31, 2014, we incurred $145,499 in expenses, compared to $0 in the same period ended May 31, 2013 an increase of $145,499. This is cost of sales relating to our logistics subsidiary started in the current year. There were no logistics' activity in the prior year.

Operating Expenses

During the three months ended May 31, 2014, we incurred $52,942 in expenses, compared to $68,064 in the same period ended May 31, 2013 a decrease of $15,122. Our major cost is wages which was decreased by $25,000 in the current quarter. This was partially offset by an increase in professional fees and consulting expenses relating to our registration statement filings from a year ago.

Net Income

The Company had a net loss for the three months ended May 31, 2014 of $21,238 compared to a net loss of $18,742 for the three months ended May 31, 2013. This increase of $2,496 was in majority due to our logistics subsidiary which generated profits in 2014 and was not operating in 2013 along with other minor items described above.

Results of Operations – For the Six Months ended May 31, 2014

Revenues

Sales for the six months ended May 31, 2014 were $482,503 compared to $50,000 for the six months ended May 31, 2014 resulting in an increase of $392,503. This reflects revenue from our start up logistics subsidiary of $182,524. As mentioned above it should be noted the Company has reduced revenue growth in the second quarter caused by pier owned mechanical breakdowns.

Cost of Sales

During the six months ended May 31, 2014, we incurred $259,500 in expenses, compared to $0 in the same period ended May 31, 2013 an increase of $259,500. This is cost of sales relating to our logistics subsidiary started in the current year. There were no logistics' activity in the prior year.

Operating Expenses

During the six months ended May 31, 2014, we incurred $93,580 in expenses, compared to $121,103 in the same period ended May 31, 2013 a decrease of $27,523. Our major cost is wages which was decreased by $50,000 in the current period. This was partially offset by an increase in professional fees and consulting expenses relating to our registration statement filings from a year ago. Both periods presented included a small amounts of general and administrative cost.

Net Income

The Company had a net income for the six months ended May 31, 2014 of $74,020 compared to a net loss of $71,781 for the six months ended May 31, 2013. This increase of $145,801 was in majority due to our logistics subsidiary which generated profits in 2014 and was not operating in 2013 along with other minor items described above.

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended May 31, 2014, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

LIMITATIONS

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

ITEM 1. LEGAL PROCEEDINGS

Daniels Corporate Advisory is not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation. We will seek to minimize disputes with our customers and others but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 1A. RISK FACTORS

We are a "smaller reporting Company" as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") and are not required to provide information under this item.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

The Company had no sales of unregistered securities for the quarter ending May 31, 2014.

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

Dated July 15, 2014
Daniels Corporate Advisory Company, Inc.
(Registrant)

	By:	/s/ Arthur D. Viola
Arthur D. Viola
Chief Executive Officer
and Chief Financial Officer