Form 10-Q
period 2014-08-31
Daniels Corporate Advisory Company, Inc.
filed 2014-10-15
CIK 1498291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of August 31, 2014 the registrant had 9,894,319 shares of common stock outstanding.

Daniels Corporate Advisory Company, Inc.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	24

SIGNATURES		25

Daniels Corporate Advisory Company, Inc.
Consolidated Balance Sheets

	August 31, 2014	November 30, 2013
	Unaudited	Audited
Assets
Current Assets
Cash and cash equivalents	$226,453	$2,809
Accounts receivable	56,044	61,443
Prepaid expenses	3,136	6,240
Deferred taxes	133,738	133,738
Investments	10,200	10,200
Total Current Assets	$429,571	$214,430
Liabilities and Equity(Deficit)
Current liabilities
Accounts payable and accrued expenses	$716,453	$1,140,486
Total Current Liabilities	716,453	1,140,486
Related Party - Stockholder loans	0	0
Total Liabilities	716,453	1,140,486
Commitments and Contingencies (Note 6)
Daniels Corporate Advisory Company, Inc.("DCAC") Shareholders' Deficit
Preferred Stock, $.001 par value; 100,000 shares authorized 100,000 issued and outstanding 8/31/2014 and 11/30/2013	100	100
Common Stock, $001 par value; 750,000,000 shares authorized 9,894,319 shares issued and outstanding 8/31/2014 and 11/30/2013	9,891	9,891
Additional paid-in-capital	3,951,824	3,951,824
Accumulated deficit	(4,209,852)	(4,848,909)
Accumulated other comprehensive (loss)	(38,845)	(38,962)
Total Equity(Deficit)	(286,882)	(926,056)
Total liabilities and equity(Deficit)	$429,571	$214,430

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$182,523	$0	$625,026	$114,000
Cost of Sales	68,615	0	328,115	0
Gross Profit	113,908	0	296,911	114,000
Operating Expenses	44,569	60,350	138,149	178,865
Net Income(Loss) from Operations	69,339	(60,350)	158,762	(64,865)
Other Income (Expense):
Debt forgiveness	500,000	0	500,000	0
Net Income(Loss) Before
Provision for Income Taxes	569,339	(60,350)	658,762	(64,865)
Provision for income taxes	4,302	0	19,705	0
Net Income(Loss)	$565,037	$(60,350)	$639,057	$(64,865)
Basic and Diluted Loss Per Share	0.06	(6.04)	0.06	(6.49)
Weighted average number of shares outstanding	9,891,319	10,000	9,891,319	10,000

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	August 31, 2014	August 31, 2013
	Unaudited	Unaudited
Cash flows from operating activities:
Net income (loss)	$639,057	$(64,865)
Common stock issued for expenses	0	0
Realized gain(loss) on securities	117	(8,808)
Debt forgiveness	(500,000)	0
(Increase)decrease in prepaid expenses	3,104	0
(Increase)decrease in other assets	0	0
(Increase)decrease in accounts receivable	5,399	(105,200)
Increase(decrease) in accounts payable and accrued expenses	75,967	178,380
Net cash used in operating activities	223,644	(493)
Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0
Cash flows from financing activities:
Recapture of unrealized losses	0	0
Proceeds from related party loan	0	330
Net cash provided(used) by financing activities	0	330
Increase in cash and equivalents	223,644	(163)
Cash and cash equivalents at beginning of period	2,809	173
Cash and cash equivalents at end of period	$226,453	$10

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	August 31, 2014	August 31, 2013
	Unaudited	Unaudited
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$0	$0
Income taxes	$0	$0
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on securities	$117	$(8,808)

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statement of Comprehensive Income (Loss)

	For the Nine Months Ended		For the Three Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
	Unaudited	Unaudited	Unaudited	Unaudited

Net loss	$639,057	$(64,865)	$565,037	$(60,350)
Other comprehensive income (loss)	0	0	0	0
Unrealized gains(losses) arising during the period	117	(8,808)	129	(4,293)
Comprehensive income (loss)	$639,174	$(73,673)	$565,166	$(64,643)

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of August 31, 2014 and 2013

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
As of August 31, 2014 and 2013

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
As of August 31, 2014 and 2013

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

Investments:

Our investments consist of common stock of publicly quoted companies and are valued based on the closing stock price. We account for our investments in accordance with ASC Topic 320, Investments. We have designated our investments at August 31, 2014 as available-for-sale and reported these investments at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). We determined the fair value of these investments based on the closing quoted stock price on August 31, 2014.  We base the cost of the investment sold on the specific identification method using market rates.

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
As of August 31, 2014 and 2013

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
As of August 31, 2014 and 2013

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

Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is anti dilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted income(loss) per share, resulting in basic and diluted income(loss) per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended August 31, 2014 and August 31, 2013:

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of August 31, 2014 and 2013

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	8/31/2014	8/31/2013
Net (Loss)	$639,057	$(64,865)

Weighted-average common shares outstanding basic

Weighted-average common stock	9,891,319	10,000
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding- basic and diluted	9,891,319	10,000

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

Currently the Daniels has projected $962,125 as of August 31, 2014 in Net Loss Operating Loss carry-forwards available. The benefits of the potential tax savings will be recognized in the recorded to date.

NOTE 3-   RELATED PARTY TRANSACTIONS

The Company currently rents space from Arthur Viola, CEO and shareholder. This is a month to month rental and there is no commitment beyond each month. The monthly rent is $2,025 and three months was expensed in the quarter ending August 31, 2014.

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of August 31, 2014 and 2013

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

NOTE 5-   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has recurring operating losses, and as of August 31, 2014 the Company had a working capital deficit of $286,882 and an accumulated deficit of $4,209,853. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 6-   COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments.

Contingencies:

None

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of August 31, 2014 and 2013

NOTE 7- INCOME TAXES

As of August 31, 2014, the Company had approximately $962,125 in net operating loss carry forwards for federal income tax purposes which expire between 2011 and 2029.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing it’s business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	31-May-14	30-Nov-13
Net operating loss carry forwards valuation available	$962,125	$1,601,182

Valuation Allowances	(962,125)	(1,601,182)
Difference	$0	$0

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $962,125 at August 31, 2014 and $1,601,182 at November 30, 2013. The Company did not utilize any NOL deductions for the full fiscal year ended November 30, 2013 and expects to use $639,057 for the fiscal year ending November 30, 2014.

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

Daniels Corporate Advisory Inc.
Notes to Financial Statements
As of August 31, 2014 and 2013
Note 8  -  SEGMENT INFORMATION (CONTINUED)

The table below illustrates the Company’s results by reporting segment for the nine months ended August 31, 2014 and 2013:

Segment Information

	8/31/2014	8/31/2013
Revenue

Consulting	$0	$114,000
Logistics	625,026	0

Total Revenue	$625,026	$114,000

	8/31/2014	8/31/2013
Cost of Sales

Consulting	$0	$0
Logistics	328,115	0

Total Product Cost	$328,115	$0

	8/31/2014	8/31/2013
Net Operating Income

Consulting	$(83,324)	$(64,865)
Logistics	242,086	0

Total Net Operating Income(Loss)	$158,762	$(64,865)

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

Initial financial results are supportive of the Daniels Corporate Advisory’s decision to enter the Supply Chain Management segment of the Transportation Industry through its subsidiary, Daniels Logistics, Inc. During the nine months ended August 31, 2014 results from the Daniels Logistics subsidiary has booked pretax profits of $242,086.

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

Liquidity and Capital Resources

Our primary source of liquidity has been the operating profits of our logistics subsidiary.  As of August 31, 2014, we had $226,453 in cash and cash equivalents and a working capital deficit of $286,882.

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

Results of Operations – For the Three Months ended August 31, 2014

Revenues

Sales for the three months ended August 31, 2014 were $182,524 compared to $0 for the three months ended ended August 31, 2013 an increase of $182,523. This reflects revenue from our start up logistics subsidiary of $182,524. Current sales have followed historic seasonal sales patterns in the industry.

Cost of Sales

During the three months ended August 31, 2014, we incurred $68,615 in expenses, compared to $0 in the same period ended August 31, 2013 an increase of $68,615. This is cost of sales relating to our logistics subsidiary started in the current year. There were no logistics' activity in the prior year. Further details are provided in our operating segment footnote.

Operating Expenses

During the three months ended August 31, 2014, we incurred $44,569 in expenses, compared to $60,350 in the same period ended August 31, 2013 a decrease of $15,781. Our major cost is wages which was decreased by $25,000 in the current quarter. This was partially offset by an increase in professional fees and consulting expenses relating to our registration statement filings from a year ago.

Net Income

The Company had a net income for the three months ended August 31, 2014 of $565,037 compared to a net loss of $60,350 for the three months ended August 31, 2013. This increase of $625,387 was in majority due to a onetime non operating reduction of $500,000 in accrued wage debt due to our President which was forgiven and taken off the books in the current quarter. Additionally, our logistics subsidiary which generated profits in 2014 and was not operating in 2013 along with other minor items described above.

Results of Operations – For the Nine Months ended August 31, 2014

Revenues

Sales for the nine months ended August 31, 2014 were $625,026 compared to $140,000 for the nine months ended August 31, 2014 resulting in an increase of $511,026. This reflects revenue from our start up logistics subsidiary of $511,026. As mentioned above it should be noted the Company has reduced revenue growth in the second quarter caused by pier owned mechanical breakdowns, which in turn are reflected here in the nine month results.

Cost of Sales

During the nine months ended August 31, 2014, we incurred $328,115 in expenses, compared to $0 in the same period ended August 31, 2013 an increase of $328,115. This is cost of sales relating to our logistics subsidiary started in the current year. There were no logistics' activity in the prior year. Further details are provided in our operating segment footnote.

Operating Expenses

During the nine months ended August 31, 2014, we incurred $138,149 in operating expenses, compared to $178,865 in the same period ended August 31, 2013 a decrease of $40,716. Our major cost is wages which was decreased by $75,000 in the current nine month period. This was partially offset by an increase in professional fees and consulting expenses relating to our registration statement filings from a year ago. Both periods presented included a small amounts of general and administrative cost.

Net Income

 The Company had a net income for the nine months ended August 31, 2014 of $639,057 compared to a net loss of $64,865 for the nine months ended August 31, 2013. This increase of $703,922 was in majority due to a onetime non operating reduction of $500,000 in accrued wage debt due to our President which was forgiven and taken off the books in the current nine month period. Additionally, our logistics subsidiary which generated profits in 2014 and was not operating in 2013 along with other minor items described above.

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

CHANGES IN INTERNAL CONTROLS

During the Quarter ended August 31, 2014, there were no changes made to our internal controls over financial reporting that are reasonably likely to affect the reliability of those controls, or the accuracy of our financial reporting.

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

The Company had no sales of unregistered securities for the quarter ending August 31, 2014.

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

Dated October 14, 2014
Daniels Corporate Advisory Company, Inc.
(Registrant)

	By:	/s/ Arthur D. Viola
Arthur D. Viola
Chief Executive Officer
and Chief Financial Officer