Form 10-K
period 2014-11-30
Daniels Corporate Advisory Company, Inc.
filed 2015-03-02
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

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

As of February 21, 2015, 10,794,319 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Overview

Daniels Corporate Advisory intends to provide the corporate strategy consulting services noted below, through two methods: first prior to the issuance of additional shares in a private placement or a registered offering, Mr. Viola will loan Daniels Corporate Advisory the necessary capital to accomplish the initial purchase of rights to be the provider of choice to offer a financial specialty called corporate strategy to clients networks of other financial/business services companies.  While rights agreements of this nature are not typical, senior management, drawing on personal contacts, believes that offering to provide a very select service that is very costly to create in-house and will augment other financial services already being offered/implemented by the financial/business services firm entering into the rights agreement with Daniels Corporate Advisory, will be an acceptable addition.  However, there is no assurance that has time goes by a client may decide to enter our business and there is no provision in our agreement to prevent that from happening.  However, our senior management believes that our success with the ultimate client, the client network member of a financial/business services client, will determine whether Daniels Corporate Advisory retains the client or not.

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

OPTIMUM GROWTH STRATEGY:

Twelve to Twenty four Month Horizons for Daniels ' Objectives:

The funding received in our recent offering should provide sufficient working capital to establish a quality, in-house Senior Management Team and to provide retainers for our outsourced independent contractor advisors for one micro-cap public company client (to be added and advised) and to fund the development/expansion of Daniels Logistics, Inc., our wholly owned subsidiary. We plan to expand our logistics subsidiary profitable niches within the supply chain management segment of the Transportation Industry. We intend to keep this Offering open until December 31, 2014, should  that  be  necessary,  in  order  to  raise  the  necessary funding  to implement our   two  pronged  growth  strategy.

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

The corporate financial services merchant banking/private equity industries are very competitive and fragmented in the market niche in which Daniels Corporate Advisory operates. There are limited barriers to entry and new competitors frequently enter the market. A significant number of our competitors possess substantially greater resources than we possess. Additionally, we face substantial competition for potential clients and for technical and professional personnel from providers of similar financial specialties, which range from giant national companies headquartered on Wall Street to local well known affiliates of some of the largest accounting firms in the United States.

Large national companies that offer corporate financial consulting and merchant banking services capabilities could easily expand into the nano cap niche intended for occupation by Daniels Corporate Advisory. Other companies with whom we compete include the affiliates of well known, national accounting firms. Numerous, local, owner-operated finder entities and their capital referral networks are also competitors, and each geographical market generally has many competitors. National and regional consulting firms also offer similar financial advisory services and capital networking advice. In addition, we will always be exposed to the risk that certain of our prospective clients will decide to hire. Full-time senior corporate development, market-planning and finance executives who can provide the relevant services internally.

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

Limited revenues and ongoing losses.

Since inception, Daniels Corporate Advisory has generated approximately limited revenue. Daniels earnings potential would have been greater; however, its focus had been in a financial advisory capacity to its parent company INfe Human Resources, which concentrated in Staffing and Executive Placements Industries. Daniels was spun off to concentrate on its core Corporate Strategy consulting business.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly quoted public float, limited operating history and lack of net revenues which could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price would be attributable to a number of factors. First, as noted above, the shares of our common stock will likely be sporadically and/or thinly quoted. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

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

OUR AUDITORS ISSUED A GOING CONCERN OPINION WHICH MEANS WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES AND MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Our auditors issued a going concern opinion for the fiscal years ended November 30, 2014 and November 30, 2013. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we cannot raise additional capital or generate sufficient revenues to operate profitably, we may have to suspend or cease operations. If that occurs, you will lose your investment.

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

The table below shows the high and low sales prices for our common stock for the periods indicated.

Price Range
Fiscal Year Ended November 30, 2014	High		Low
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		0.38		0.29
Fourth Quarter		0.55		0.12

Fiscal Year Ended November 30, 2013
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter		N/A		N/A

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Recent Sales of Unregistered Securities and Equity Purchases by Company

·         In October of 2014 the Company issued 450,000 shares of common to RLB Freight for services rendered to the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

   In October of 2014 the Company issued 50,000 shares of common to RLB Freight for services rendered to the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

  In October of 2014 the Company issued 450,000 shares of common to RLB Freight for services rendered to the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.
  In October of 2014 the Company issued 50,000 shares of common to RLB Freight for services rendered to the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.
  In November of 2014 the Company issued 250,000 shares of common to Wilco for services rendered to the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.
  In November of 2014 the Company issued 150,000 shares of common to RLB Freight for services rendered to the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

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

General

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

For revenue from product sales, we recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required.

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

Liquidity and Capital Resources

Our primary source of liquidity has been the operating profits of our logistics subsidiary.  As of November 30, 2014, we had $89,538 in cash and cash equivalents and a working capital deficit of $410,041.

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

Comparison of the Year Ended November 30, 2014 to the Year Ended November 30, 2013

Revenues

Sales for the year ended November 30, 2014 were $739,586 compared to $131,360 for the year ended November 30, 2013 an increase of $608,226. All of our 2014 revenue was from logistics which operated for twelve months as opposed to one month of activity in 2013.

Cost of Sales

During the year ended November 30, 2014, we incurred $446,334 in expenses, compared to $28,664 in the same period ended November 30, 2013 an increase of $417,670. This is cost of sales relating solely to our logistics subsidiary started in the prior year.

Operating Expenses

During the year ended November 30, 2014, we incurred $424,520 in expenses, compared to $212,642 the same period ended November 30, 2013 an increase of $211,877. Our expenses was about the same year over year except for stock issued as wages in 2014 for $218,000. There was zero in 2013.

Other Income and Expenses

During the year ended November 30, 2014, we incurred a net income of $502,998 in other items, compared to $27,052 in net expense in the same period ended November 30, 2013 an increase of $26,252. Our major 2014 other income was $500,000 of debt forgiveness. In 2013 the Company had debt forgiveness of $78,426 which was offset by an impairment charge on an investment of $103,800.

Net Income

The Company had a net income for the year ended November 30, 2014 of $297,899 compared to a net loss of $5,303 for the year ended November 30, 2013. This increase of $303,202 was in majority due to the due to our increase in logistics activity as described above.

Off-Balance Sheet Arrangements

None.

Inflation

We believe that inflation has not had a material impact on our results of operations for the two years ended November 30, 2014 and 2013, and since inflation rates have generally remained at relatively low levels our operations are not otherwise uniquely affected by inflation concerns.

Going Concern

The accompanying audited condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our auditors, in their report, have expressed substantial doubt about our ability to continue as going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Recently Issued Accounting Pronouncements

There are no other new accounting pronouncements adopted or enacted during the year ended November 30, 2014 that had, or are expected to have, a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of November 30, 2014, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of November 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

John Scrudato CPA, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of November 30, 2014.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board. Our executive officers are as follows:

Name	Age	Position
Arthur D Viola	64	President, Chief Executive Officer, Acting Chief Financial Officer and Director

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

Summary Compensation Table

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2009 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the “Named Officers.” No other executive officer of Daniels Corporate Advisory received compensation in excess of $100,000 during fiscal years 2014 and 2013.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Arthur D. Viola	2014	100,000	-0-	-0-	-0-	-0-	-0-	-0-	100,000
Arthur D. Viola	2013	100,000	-0-	-0-	-0-	-0-	-0-	-0-	100,000

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal years, November 30, 2014 and November 30, 2013:

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

The following table sets forth, as of November 30, 2014, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of February 21, 2015 there were 10,791,319 shares of common stock issued and outstanding.

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

Beneficial Ownership Table

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned (2) Number Percent		Preferred Stock Beneficially Owned (2) Number Percent
Arthur D. Viola (3)	2,454,500	24.8	100,000	100
All directors and officers as a group (two persons) (2)	2,454,500	24.8	100,000	100

*	Less than one percent.
(1)	Unless otherwise indicated, the address for each of these shareholders is c/o Daniels Corporate Advisory Company, Inc., Parker Towers, 104-60, Queens Boulevard, 12th Floor, Forest Hills, New York 11375. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC. As of February 21, 2014 there 10,791,319 shares of our common stock issued and outstanding.
(3)	The 100,000 shares of our super voting preferred stock owned by Arthur D. Viola gives him the power to vote 50,000,000 shares of our common stock, which number exceeds the majority of the issued and outstanding shares of the common stock on the date of this prospectus.

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

Item 14.	Principal Accountant Fees and Services.

The following table presents the estimated aggregate fees billed by John Scrudato CPA for services performed during our last two fiscal years.

	Years Ended December 31,
	2014	2013
Audit fees(1)	$11,000	$11,000
Tax fees(2)	—	—
All other fees(3)	0	4,000

	$11,000	$15,000

__________________

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended November 30, 2014 and 2013, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the issuance of consents and other matters relating to registration statements filed by us.
(2)	There were no tax fees billed in these two periods.

(3)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements

2.	List of Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANIELS CORPORATE ADVISORY COMPANY, INC.

By:	/s/ ARTHUR D. VIOLA
Arthur D. Viol;a
President, Chief Executive Officer and Acting Chief Financial Officer

Date: February 27, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ ARTHUR D. VIOLA	President and Chief Executive Officer	February 25, 2015
Arthur D. Viola	(Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer) Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Daniels Corporate Advisory Company, Inc.

New York, NY

We have audited the accompanying balance sheets of Daniels Corporate Advisory Company, Inc., as of November 30, 2014 and 2013 and the related statements of operations, comprehensive income(loss), changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of Daniels Corporate Advisory Company, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daniels Corporate Advisory Company, Inc. as of November 30, 2014 and 2013 and the results of its operations, comprehensive income(loss), changes in stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company has incurred significant losses since inception and has a significant working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

February 23, 2014

Daniels Corporate Advisory Company, Inc.
Consolidated Balance Sheets

	November 30, 2014	November 30, 2013
	Audited	Audited
Assets
Current Assets
Cash and cash equivalents	$89,733	$2,809
Accounts receivable	4,530	61,443
Prepaid expenses	3,136	6,240
Interest Receivable	2,998	0
Note Receivavle	205,000	0
Deferred taxes	79,725	133,738
Investments	10,200	10,200

Total Current Assets	$395,322	$214,430

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$805,363	$1,140,486
Total Current Liabilities	805,363	1,140,486
Related Party - Stockholder loans	0	0
Total Liabilities	805,363	1,140,486
Commitments and Contingencies (Note 6)
Daniels Corporate Advisory Company, Inc.("DCAC") Shareholders' Deficit
Preferred Stock, $.001 par value; 100,000 shares authorized
100,000 issued and outstanding 11/30/2014
and 11/30/2013	100	100
Common Stock, $001 par value; 750,000,000 shares
authorized 9,894,319 shares issued and outstanding
11/30/2014 and 11/30/2013	10,791	9,891
Additional paid-in-capital	4,168,923	3,951,824
Accumulated deficit	(4,551,010)	(4,848,909)
Accumulated other comprehensive (loss)	(38,845)	(38,962)
Total Equity(Deficit)	(410,041)	(926,056)
Total liabilities and equity(Deficit)	$395,322	$214,430

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Operations

	For the Years Ended
	November 30, 2014	November 30, 2013
	Audited	Audited

Revenues	$739,586	$131,360

Cost of Sales	446,334	28,664

Gross Profit	293,252	102,696

Operating Expenses	424,520	212,643

Net Income(Loss) from Operations	(131,268)	(109,947)

Other Income (Expense):
Interest Income	2,998	0
Impairment Charge	0	(103,800)
Loss on sale of assets	0	(1,678)
Debt forgiveness	500,000	78,426

Net Income(Loss) Before
Provision for Income Taxes	371,730	(136,999)

Provision for income taxes	73,831	(131,696)

Net Income(Loss)	$297,899	$(5,303)

Basic and Diluted Loss Per Share	0.03	(0.00)

Weighted average number
of shares outstanding	9,565,374	3,303,773

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended
	November 30, 2014	November 30, 2013
	Audited	Audited
Cash flows from operating activities:
Net income (loss)	$297,899	$(5,303)
Common stock issued for compensation	218,000	88,929
Unrealized gain(loss) on securities	117	0

(Increase)decrease in deferred taxes	54,013	(133,738)
(Increase)decrease in other assets	106	(6,240)
(Increase)decrease in accounts receivable	56,913	(63,121)
Increase(decrease) in accounts payable and accrued expenses	(335,124)	10,473
Net cash used in operating activities	291,924	(109,000)
Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0
Cash flows from financing activities:
Proceeds from sale of assets	0	9,322
Issuance of note receivable	(205,000)	0
Impairment of investment	0	107,800
Payments on related party loan	0	(5,395)
Net cash provided(used) by financing activities	(205,000)	111,727

Increase in cash and equivalents	86,924	2,727

Cash and cash equivalents at beginning of period	2,809	82

Cash and cash equivalents at end of period	$89,733	$2,809

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended
	November 30, 2014	November 30, 2013
	Audited	Audited
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest	$0	$0

Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain (loss) on securities	$117	$0

Common stock issued for compensation	$218,000	$88,029

Debt Forgiveness	$500,000	$78,426

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statement of Comprehensive Income (Loss)

	For the Years Ended
	November 30, 2014	November 30, 2013
	Audited	Audited

Net loss	$297,899	$(5,303)

Other comprehensive income (loss)	0	0

Unrealized gains(losses) arising during the period	117	0
Comprehensive income (loss)	$298,016	$(5,303)

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statement of Stockholders’ Equity(Deficit)
For the years Ended November 30, 2014 and 2013
Audited

					Contributed Capital in Excess of	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	PAR Value	Items	Deficit	Total

Balances November 30, 2012	50,000	50	10,000	10	3,873,726	(45,962)	(4,843,606)	(1,015,782)
Issuance of spin off shares			4,791,069	4,791	(4,791)			0
Shares issued as compensation	50,000	50	5,090,250	5,090	82,889			88,029
Realization of prior unrealized gain(loss)						7,000		7,000
Net loss FYE 11/30/13						0	(5,303)	(5,303)

Balances November 30, 2013	100,000	$100	9,891,319	$9,891	$3,951,824	$(38,962)	$(4,848,909)	$(926,056)

Shares issued as compensation	0	0	900,000	900	217,099			217,999
Other unrealized gain(loss)						117		117
Net loss FYE 11/30/14						0	297,899	297,899

Balances November 30, 2014	100,000	$100	10,791,319	$10,791	$4,168,923	$(38,845)	$(4,551,010)	$(410,041)

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

Principles of Consolidation:

All intercompany transactions have been eliminated with the parent company INfe Human Resources, Inc. and any of its subsidiaries in order to provide these consolidated statements. There are no intercompany transactions included that provide any income or expense generating items between any of the consolidated companies.

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

Investments:

Our investments consist of common stock of publicly quoted companies and are valued based on the closing stock price. We account for our investments in accordance with ASC Topic 320, Investments. We have designated our investments at November 30, 2013 as available-for-sale and reported these investments at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). We determined the fair value of these investments based on the closing quoted stock price at the period end or the lowest bid price should a closing quote be unavailable.  We base the cost of the investment sold on the specific identification method using market rates.

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

Recently Issued Accounting Pronouncements:

There are no new accounting pronouncements adopted or enacted during this period ended November 30, 2014 that had, or are expected to have, a material impact on our financial statements.

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

Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is anti-dilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the years ended November 30, 2014 and 2013:

	11/30/2014	11/30/2013
Net (Loss)	$297,899	$(5,303)

Weighted-average common shares outstanding basic

Weighted-average common stock	9,565,374	3,303,773
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding- basic and diluted	9,565,374	3,303,773

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

Currently the Daniels has projected potential in Net Loss Operating Loss carry-forwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

NOTE 3 -   NOTES PAYABLE SHAREHOLDER LOANS

As of November 30, 2014 the balance was $0 and as of November 30, 2013 the balance of $0 represented loans from Arthur Viola, shareholder, all of which was used for the company’s working capital requirements. Those loans were unsecured, non-interest bearing, and had no specific repayment terms.

NOTE 4 - INVESTMENTS

Cash Equivalents are Investments consist of a portfolio of common stocks trading on the OTC: BB that are not being held long term for strategic reasons.  The fair market values of the investments were $195and $78 at November 30, 2014 and November 30, 2013, respectively. Due to their immaterial amounts and that they are liquid they have been classified as cash equivalents. Unrealized gains(losses) for cash equivalents and investments for the year ended November 30, 2014 were $117 and unrealized gains(losses) were $0 for the year ended November 30, 2013.

Investments are Marketable securities are classified as available-for-sale. During the period ended November 30, 2014 we had zero realized gains or losses for the year ended November 30, 2014 and realized a loss of $1,678 and for 2013. The Company also recorded an impairment on another investment for the year ended November 30, 2013 of $103,800 based upon the lack of any trading market in the stock and the year end market bid price of those securities. For purpose of determining gross realized gains, the cost of securities when sold is based on the FIFO method of valuation. Net unrealized holding gains (losses) on available-for-sale securities in the amount of $(38,845) and $(38,962), respectively, for November 30, 2014 and November 30, 2013 and have been included in accumulated other comprehensive income.

NOTE 5 -   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has incurred operating losses, and as of November 30, 2013 the Company had a working capital deficit of and a significant accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 6 -   COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments.

Contingencies:

None

NOTE 7 - INCOME TAXES

As of November 30, 2014, the Company had approximately $3,675,931 in net operating loss carry forwards for federal income tax purposes which expire between 2014 and 2029.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs and has recorded $79,725 of deferred taxes for the coming year based upon our projection of NOL use for the coming twelve months..

Components of deferred tax assets and (liabilities) are as follows:

	30-Nov-14	30-Nov-13
Net operating loss carry forwards valuation available	$1,286,576	$1,584,475

Valuation Allowances	(1,206,851)	(1,450,737)
Deferred Tax Asset	$79,725	$133,738

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet for the coming year and has established a valuation allowance in the amount of S1,286,576 at November 30, 2014 and $1,584,475 at November 30, 2013 During the years ended November 30, 2014 and November 30, 2013 the company did not utilize any of its NOL.

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

The table below illustrates the Company’s results by reporting segment for the years ended November 30, 2014 and 2013:

Segment Information

	11/30/2014	11/30/2013
Revenue

Consulting	$0	$69,917
Logistics	739,586	61,443

Total Revenue	$739,586	$131,360

Cost of Sales

Consulting	$0	$0
Logistics	446,334	28,664

Total Product Cost	$446,334	$28,664

	8/31/2014	8/31/2013
Net Operating Income

Consulting	$(157,996)	$(136,540)
Logistics	29,729	26,593

Total Net Operating Income(Loss)	$(128,267)	$(109,947)

Intersegment Transactions non reportable in consolidated statements

Consulting Fees	$45,523	$0

Administrative Expense Logistics	$(45,523)	$0

NOTE - 9 RELATED PARTY TRANSACTIONS

Starting in December of 2013, the company will rent space from our CEO on a month to month basis for $2,080 per month with no additional commitments space for business operations and corporate headquarters from its president and CEO.

The company paid off officer loans of $4,495 during the year ended November 30, 2013.

NOTE - 10 SUBSEQUENT EVENTS

There are no reportable subsequent events.

F-8