Form 10-Q
period 2015-02-28
Daniels Corporate Advisory Company, Inc.
filed 2015-04-20
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

As of March 31, 2015 the registrant had 10,791,319 shares of common stock outstanding.

1

Daniels Corporate Advisory Company, Inc.

Daniels Corporate Advisory Company, Inc.
Consolidated Balance Sheets

	February 28, 2015	November 30, 2014
	"Unaudited"	"Unaudited"
Assets
Current Assets
Cash and cash equivalents	$80,735	$89,733
Accounts receivable	158	4,530
Prepaid expenses	3,136	3,136
Interest receivable	9,245	2,998
Note receivable	340,000	205,000
Deferred taxes	79,725	79,725
Investments	10,200	10,200

Total Current Assets	$523,199	$395,322

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$869,410	$805,363
Derivative Liability	56,148	0
Note payable net of discount	1,042	0
Total Current Liabilities	926,600	805,363
Related Party - Stockholder loans	0	0
Total Liabilities	926,600	805,363
Commitments and Contingencies (Note 6)
Daniels Corporate Advisory Company, Inc.("DCAC") Shareholders' Deficit
Preferred Stock, $.001 par value; 100,000 shares authorized
100,000 issued and outstanding 2/28/2015
and 11/30/2014	100	100
Common Stock, $001 par value; 750,000,000 shares
authorized 10,791,319 shares issued and outstanding
2/28/2015 and 11/30/2014	10,791	10,791
Additional paid-in-capital	4,168,923	4,168,923
Accumulated deficit	(4,544,370)	(4,551,010)
Accumulated other comprehensive (loss)	(38,845)	(38,845)
Total Equity(Deficit)	(403,401)	(410,041)
Total liabilities and equity(Deficit)	$523,199	$395,322

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Operations

	For the Three Months Ended
	February 28, 2015	February 28, 2014
	"Unaudited"	"Unaudited"

Revenues	$195,761	$259,979

Cost of Sales	86,128	114,001

Gross Profit	109,633	145,978

Operating Expenses	81,815	40,636

Net Income(Loss) from Operations	27,818	105,342

Other Income (Expense):
Interest income	6,247	0
Interest expense	(19,919)	0
Derivative liability gain	229	0
	(13,443)	0
Net Income(Loss) Before
Provision for Income Taxes	14,375	105,342

Provision for income taxes	7,735	10,082

Net Income(Loss)	$6,640	$95,260

Basic and Diluted Loss Per Share	0.00	0.01

Weighted average number
of shares outstanding	10,791,319	9,891,319

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	February 28, 2015	February 28, 2014
	"Unaudited"	"Unaudited"
Cash flows from operating activities:
Net income (loss)	$6,640	$95,260
Common stock issued for expenses	0	0
Gain(loss) on derivative liability	(229)	0
Debt discount amortization	19,919	0

(Increase)decrease in prepaid expenses	0	0
(Increase)decrease in other assets	(6,247)	4,215
(Increase)decrease in accounts receivable	4,372	4,902
Increase(decrease) in accounts payable and accrued expenses	64,047	11,246
Net cash used in operating activities	88,502	115,623
Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0
Cash flows from financing activities:
Proceeds from loans	37,500	0
Disbursements for loan receivable	(135,000)	0
Net cash provided(used) by financing activities	(97,500)	0

Increase in cash and equivalents	(8,998)	115,623

Cash and cash equivalents at beginning of period	89,733	2,809

Cash and cash equivalents at end of period	$80,735	$118,432

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	February 28, 2015	February 28, 2014
	"Unaudited"	"Unaudited"
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest	$0	$0

Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain (loss) on securities	$0	$(67)

"The accompanying notes are an integral part of these financial statements"

6

Daniels Corporate Advisory Company, Inc.
Consolidated Statement of Comprehensive Income (Loss)

	For the Three Months Ended
	February 28, 2015	February 28, 2014
	"Unaudited"	"Unaudited"

Net loss	$6,640	$95,260

Other comprehensive income (loss)	0	0

Unrealized gains(losses) arising during the period	0	(67)
Comprehensive income (loss)	$6,640	$95,193

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

Recently Issued Accounting Pronouncements:

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the three months ended February 28, 2015 and February 29, 2014:

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	2/28/2015	2/28/2014
Net (Loss)	$6,640	$95,260

Weighted-average common shares outstanding basic

Weighted-average common stock	10,791,319	9,891,319
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding- basic and diluted	10,791,319	9,891,319

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

NOTE 3-   RELATED PARTY TRANSACTIONS

The Company currently rents space from Arthur Viola, CEO and shareholder. This is a month to month rental and there is no commitment beyond each month. The monthly rent is $2,025 and three months was expensed in the quarter ending February 28, 2015.

NOTE 4- INVESTMENTS

Investments consist of a portfolio of common stocks trading on the OTC: BB.  The fair market values of the investments held for sale were $195 and $195 at February 28, 2015 and November 30, 2014, respectively. Due to the immaterial amounts and that they are liquid they have been classified as cash equivalents. Investments held as other assets as long term investments had fair market values of $10,200 and $10,200 at February 28, 2015 and November 30, 2014, respectively. Other assets are securities of the Company’s clients for long term capital appreciation. The total net unrealized loss for the period ended February 28, 2015 was $0 and the total net unrealized gain for the period ended February 28, 2015 was $0

Cash Equivalents are marketable securities that are available-for-sale and not deemed long term investments by the Company. During the periods ended February 28, 2015 and February 29, 2014, there were no available-for-sale securities sold and gross realized (losses) gains on these sales were zero. For purpose of determining gross realized gains, the cost of securities when sold is based on the FIFO method of valuation. Net unrealized holding gains (losses) on available-for-sale securities both in cash and investments was $(38,845) and $(38,845), respectively, for February 28, 2015 and November 30, 2014 and have been included in accumulated other comprehensive income.

NOTE 5-   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has recurring operating losses, and as of February 28, 2015 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 6-   COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments.

Contingencies:

None

NOTE 7- INCOME TAXES

As of February 28, 2015, the Company had approximately $1,58,475 in net operating loss carry forwards for federal income tax purposes which expire between 2016 and 2032.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	28-Feb-15	30-Nov-14
Net operating loss carry forwards valuation available	$1,584,475	$1,584,475

Valuation Allowances	1,504,750	1,504,750
Deferred Tax Asset	$79,725	$79,725

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $1,584,475 at February 28, 2014 and November 30, 2014. The Company did not utilize any NOL deductions for the full fiscal year ended November 30, 2014 and expects to use $79,725 for the fiscal year ending November 30, 2015.

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

Note 8  -  SEGMENT INFORMATION (CONTINUED)

The table below illustrates the Company’s results by reporting segment for the three months ended February 28, 2015 and 2014:

Segment Information

	2/28/2015	2/28/2014
Revenue

Consulting	$0	$18,472
Logistics	195,761	259,979

Total Revenue	$195,761	$278,451

	2/28/2015	2/28/2014
Cost of Sales

Consulting	$0	$0
Logistics	86,128	114,001

Total Product Cost	$86,128	$114,001

	2/28/2015	2/28/2014
Net Operating Income

Consulting	$(79,468)	$(22,165)
Logistics	86,108	117,425

Total Net Operating Income(Loss)	$6,640	$95,260

Intersegment Transactions non reportable in consolidated statements

Consulting Fees	$8,996	$0

Administrative Expense Logistics	$(8,996)	$0

Note 9  -  DERIVATIVE LIABILITIES

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

The Company’s derivative liability is an embedded derivative associated with one of the Company’s convertible promissory notes. The convertible promissory note was issued on February 23, 2015, (the "Note"), is a hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4.  The embedded derivative feature includes the conversion feature to the Note. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The embedded derivative within the note have been valued using the Black Scholes approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

As of February 23, 2015 and February 28, 2015, the estimated fair value of derivative liability was determined to be $56,377 and $56,148, respectively. On February 23, 2014, the derivative liability was recognized with a debt discount of $37,500. During the three months ended February 28, 2015, amortization of $19,919 was recorded against the discount. The change in the fair value of derivative liabilities for the nine months ended September 30, 2014 was $229 resulting in an aggregate gain on derivative liabilities of $229.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

	Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	56,148	—	—	56,148	56,148
Total derivative liabilities	$56,148	$—	$—	$56,148	$56,148

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014:

Derivative Liability
Fair value, December 1, 2014	$—
Additions	56,377
Change in fair value	(229)
Transfers in and/or out of Level 3	—
Fair value, February 28, 2015	$56,148

PART I

ITEM 2.    MANAGEMNT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

Current Project: Start-Up: Daniels Logistics, Inc.

During our last fiscal year, (ending November 30, 2014), Daniels, performed an extensive due diligence and market-planning analysis review of the Logistics Industry, specifically the feasibility of entrance into and profitability for a start-up company in the most profitable market-niches in “Supply Chain Management;” The consensus results were very positive causing Daniels to create newly-incorporated 100% owned Subsidiary: “Daniels Logistics, Inc.” The subsidiary entered initial specified market niches, as Consultants / Advisors to clients by analyzing the segments in their Supply Chain where Daniels Logistics, Inc. (through its Independent Contractor Logistics specialists) could network to develop/provide a lower-cost option for the client with Daniels Logistics, Inc. then also acting in the advisory capacity of facilitator. Through its current, limited, hand-picked, client base, Daniels Logistics, Inc. has entered selective domestic US Areas as well as some Foreign Markets; all, in the estimation of the Daniels Team, possessing the most promise for profitability based an extensive analysis.

Initial financial results are supportive of the Daniels Corporate Advisory’s decision to enter the Supply Chain Management segment of the Transportation Industry through its subsidiary, Daniels Logistics, Inc. which has continually booked pretax profits through the end of current quarter at February 28, 2015 since its inception.

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

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Arthur D. Viola, our sole officer and director and controlling stockholder.  As of February 28, 2015, we had $80,735 in cash and cash equivalents and a working capital deficit of $403,401.

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

At present, we do have sufficient capital on hand to fund very limited operations for the immediate future.  Our logistics income continues to provide enough working capital to fund our operations. We are continually seeking to raise funds for our projects through both debt and equity measures.

Results of Operations – For the Three Months ended February 28, 2015

Revenues

Sales for the three months ended February 28, 2015 were $195,761 compared to $259,979 for the three months ended ended February 28, 2014 an decrease of $64,218. This reflects revenue from our start up logistics subsidiary which has a slow down in the current quarter due to activity levels at port locations we service.

Cost of Sales

During the three months ended February 28, 2015, we incurred $86,128 in expenses, compared to $114,001 in the same period ended February 28, 2014 an decrease of $27,873. This is cost of sales relating to our logistics subsidiary started in the prior year. Our cost of sales decrease was a direct by product of our decreased sales volume.

Operating Expenses

During the three months ended February 28, 2015, we incurred $81,815 in expenses, compared to $40,636 in the same period ended February 28, 2014 a increase of $41,179. Our major cost is wages which was remained constant $25,000 in the current quarter. This quarter saw an increase in consulting expenses as we continue to develop our logistics business internally.

Other Income and Expenses

During the first quarter ending February 28, 2015 we incurred interest expense charges which was the c=accretion of debt discount of $19,919 and we charged $6,247of finance charges on loans we had made. The prior period had no other income and expense items.

Net Income

The Company had a net income for the three months ended February 28, 2015 of $6,640 compared to a net income of $95,260 for the three months ended February 28, 2014. This decrease of $88,620 was in majority due to our logistics subsidiary slowdown which generated profits in 2015 at a slower rate than 2014 along with other minor items described above.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of February 28, 2014. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of February 28, 2015, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and PFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

As a result of the material weaknesses described above, our CEO and CFO have concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR OUR OPERATIONS AND IF WE ARE UNABLE TO SECURE SUCH FINANCING, WE MAY NOT BE ABLE TO SUPPORT OPERATIONS ..

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

The Company had no sales of unregistered securities for the quarter ending February 28, 2015.

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

Dated April 20, 2015
Daniels Corporate Advisory Company, Inc.
(Registrant)

	By:	/s/ Arthur D. Viola
Arthur D. Viola
Chief Executive Officer
and Chief Financial Officer

