Form 10-Q
period 2015-05-31
Daniels Corporate Advisory Company, Inc.
filed 2015-07-20
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

As of July 15, 2015 the registrant had 28,078,319 shares of common stock outstanding.

Daniels Corporate Advisory Company, Inc.

Daniels Corporate Advisory Company, Inc.
Consolidated Balance Sheets

	May 31, 2015	November 30, 2014
	"Unaudited"	"Unaudited"
Assets
Current Assets
Cash and cash equivalents	$158,771	$89,733
Accounts receivable	0	4,530
Prepaid expenses	3,136	3,136
Interest receivable	15,952	2,998
Note receivable	340,000	205,000
Deferred taxes	79,725	79,725
Investments	10,200	10,200

Total Current Assets	$607,784	$395,322

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$847,024	$805,363
Derivative Liability	300,688	0
Notes payable net of discounts	51,464	0
Total Current Liabilities	1,199,176	805,363
Related Party - Stockholder loans	0	0
Total Liabilities	1,199,176	805,363
Commitments and Contingencies (Note 6)
Daniels Corporate Advisory Company, Inc.("DCAC") Shareholders' Deficit
Preferred Stock, $.001 par value; 100,000 shares authorized
100,000 issued and outstanding 5/31/2015
and 11/30/2014	100	100
Common Stock, $001 par value; 750,000,000 shares
authorized 16,053,319 and 10,791,319 shares issued
and outstanding 5/31/2015 and 11/30/2014	16,053	10,791
Additional paid-in-capital	4,422,047	4,168,923
Accumulated deficit	(4,990,743)	(4,551,010)
Accumulated other comprehensive (loss)	(38,849)	(38,845)
Total Equity(Deficit)	(591,392)	(410,041)
Total liabilities and equity(Deficit)	$607,784	$395,322

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
	"Unaudited"	"Unaudited"	"Unaudited"	"Unaudited"

Revenues	$0	$0	$0	$0

Operating Expenses	385,272	34,470	445,050	67,450

Net Income(Loss) from Operations	(385,272)	(34,470)	(445,050)	(67,450)

Other Income (Expense):
Interest income	6,711	0	12,953	0
Interest expense	(117,053)	0	(136,972)	0
Derivative liability gain	34,741	0	34,970	0
			(89,049)	0
Net Income(Loss) Before
Provision for Income Taxes	(460,873)	(34,470)	(534,099)	(67,450)

Provision for income taxes	0	0	0	0

Net Income(Loss) before discontinued operations	(460,873)	(34,470)	(534,099)	(67,450)

Net Income Loss dicontinued operations	14,500	13,232	94,366	141,470

Net Income(Loss)	$(446,373)	$(21,238)	$(439,733)	$74,020

Basic and Diluted Loss Per Share before discontinued operations	$(0.04)	$(0.00)	$(0.04)	$(0.01)

Basic and Diluted Loss Per Share discontinued operations	$0.00	$0.00	$0.01	$0.01

Basic and Diluted Loss Per Share	$(0.04)	$(0.00)	$(0.03)	$0.01

Weighted average number
of shares outstanding	12,390,352	9,891,319	12,775,736	9,891,319

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	May 31, 2015	May 31, 2014
	"Unaudited"	"Unaudited"
Cash flows from operating activities:
Net income (loss)	$(439,733)	$74,020
Common stock issued for services	258,386	0
(Gain)loss on derivative liability	(34,741)	0
Debt discount amortization	136,739	0
Realized gain(loss) on securities	0	(78)

(Increase)decrease in prepaid expenses	0	4,215
(Increase)decrease in other assets	(12,954)	0
(Increase)decrease in accounts receivable	4,530	18,467
Increase(decrease) in accounts payable and accrued expenses	41,661	79,037
Net cash used in operating activities	(46,112)	175,661
Cash flows from investing activities:
None	0	0
Net cash provided(used) by investing activities	0	0
Cash flows from financing activities:
Proceeds from loans	250,150	0
Disbursements for loan receivable	(135,000)	0
Net cash provided(used) by financing activities	115,150	0

Increase in cash and equivalents	69,038	175,661

Cash and cash equivalents at beginning of period	89,733	2,809

Cash and cash equivalents at end of period	$158,771	$178,470

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	May 31, 2015	May 31, 2014
	"Unaudited"	"Unaudited"
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest	$0	$0

Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain (loss) on securities	$4	$(78)

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statement of Comprehensive Income (Loss)

	For the Six Months Ended
	May 31, 2015	May 31, 2014
	"Unaudited"	"Unaudited"

Net loss	$(439,733)	$74,020

Other comprehensive income (loss)	0	0

Unrealized gains(losses) arising during the period	4	(78)
Comprehensive income (loss)	$(439,729)	$73,942

"The accompanying notes are an integral part of these financial statements"

DANIELS CORPORATE ADVISORY COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MAY 31, 2015

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

The Company formed on October 11, 2013 Daniel's Logistics Inc. a wholly owned operating subsidiary in the field of logistics was incorporated in the state of Nevada to take advantage of niche operating opportunities and possible acquisitions in the logistics field. During the quarter ending May 31, 2015 the Company discontinued these operations until further analysis could be done on the overall effectiveness of all Company operations.

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

Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the six months ended May 31, 2015 and 2014:

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	5/31/2015	5/31/2014
Net (Loss)	$(439,733)	$74,020

Weighted-average common shares outstanding basic

Weighted-average common stock	12,775,736	9,891,319
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	91,916,000	1,388,889

Weighted-average common shares outstanding- basic and diluted	104,691,736	11,280,208

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

Currently the Daniels has projected $4,990,743 as of May 31, 2015 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the recorded to date.

NOTE 3-   RELATED PARTY TRANSACTIONS

The Company currently rents space from Arthur Viola, CEO and shareholder. This is a month to month rental and there is no commitment beyond each month. The monthly rent is $2,025 and three months was expensed in the quarter ending May 31, 2015. Arthur Viola was also compensated through stock issuance in the quarter 2,885,000 shares valued at $86,533.

NOTE 4- INVESTMENTS

Investments consist of a portfolio of common stocks trading on the OTC: BB.  The fair market values of the investments held for sale were $191 and $195 at May 31, 2015 and November 30, 2014, respectively. Due to the immaterial amounts and that they are liquid they have been classified as cash equivalents. Investments held as other assets as long term investments had fair market values of $10,200 and $10,200 at May 31, 2015 and November 30, 2014, respectively. Other assets are securities of the Company’s clients for long term capital appreciation. The total net unrealized loss for the period ended May 31, 2015 was $4 and the total net unrealized gain for the period ended May 31, 2015 was $0

Cash Equivalents are marketable securities that are available-for-sale and not deemed long term investments by the Company. During the periods ended May, 2015 and 2014, there were no available-for-sale securities sold and gross realized (losses) gains on these sales were zero. For purpose of determining gross realized gains, the cost of securities when sold is based on the FIFO method of valuation. Net unrealized holding gains (losses) on available-for-sale securities both in cash and investments was $(38,849) and $(38,845), respectively, for May 31, 2015 and November 30, 2014 and have been included in accumulated other comprehensive income.

NOTE 5-   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has recurring operating losses, and as of May 31, 2015 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 6-   COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments.

Contingencies:

None

NOTE 7- INCOME TAXES

As of May 31, 2015, the Company had approximately $4,990,743 in net operating loss carry forwards for federal income tax purposes which expire between 2016 and 2032.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	31-May-15	30-Nov-14
Net operating loss carry forwards valuation available	$4,990,743	$4,555,010

Valuation Allowances	1,696,853	1,548,703
Deferred Tax Asset	$79,725	$79,725

The effective tax rate is as follows:

Statutory Federal Rate	34%
Effect of Valuation Allowance	(34%)
Effective Rate	0%

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $1,696,853 at May 31, 2015 and November 30, 2014. The Company did not utilize any NOL deductions for the full fiscal year ended November 30, 2014 and expects to use $79,725 for the fiscal year ending November 30, 2015.

NOTE 8 - NOTES PAYABLE

Other than as described below, there were no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in our Quarterly Report on Form 10-Q.

On February 23, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $37,500, unsecured, with principal and interest(stated at 8%) amounts due and payable upon maturity on August 13, 2015. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of May 31, 2015 the note balance was $37,500 and the unamortized discount was $17,397.

On April 28, 2015, the Company entered in convertible note agreement with a private and accredited investor, KBM Capital, in the amount of $65,000, unsecured, with principal and interest(stated at 8%) amounts due and payable upon maturity on October 28, 2015. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of May 31, 2015 the note balance was $65,000 and the unamortized discount was $44,953.

On April 28, 2015, the Company entered in convertible note agreement with a private and accredited investor, JMJ Capital, in the amount of $16,500, unsecured, with principal and interest(stated at 12%) amounts due and payable upon maturity on October 28, 2017. After twenty four months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of May 31, 2015 the note balance was $16,500 and the unamortized discount was $15,755.

On May 5, 2015, the Company entered in convertible note agreement with a private and accredited investor, JMJ Capital, in the amount of $26,150, unsecured, with principal and interest(stated at 12%) amounts due and payable upon maturity on November 5, 2017. After twenty four months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of May 31, 2015 the note balance was $26,150 and the unamortized discount was $25,256.

On May 14, 2015, the Company entered in convertible note agreement with a private and accredited investor, KBM Capital, in the amount of $50,000, unsecured, with principal and interest(stated at 8%) amounts due and payable upon maturity on November 14, 2015. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of May 31, 2015 the note balance was $50,000 and the unamortized discount was $45,380.

On May 15, 2015, the Company entered in convertible note agreement with a private and accredited investor, Actus Capital, in the amount of $55,000, unsecured, with principal and interest(stated at 10%) amounts due and payable upon maturity on February 15, 2016. After nine months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of May 31, 2015 the note balance was $55,000 and the unamortized discount was $51,812.

NOTE 9  -  DERIVATIVE LIABILITIES

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

The Company’s derivative liability is an embedded derivative associated with one of the Company’s convertible promissory notes. The convertible promissory notes were issued at various times but with similar terms and are therefore being termed as one instrument for this footnote, (the "Note"), is a hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4.  The embedded derivative feature includes the conversion feature to the Note. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The embedded derivative within the note have been valued using the Black Scholes approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

As of May 31, 2015 and November 30, 2014, the estimated fair value of derivative liability was determined to be $300,688 and $0, respectively. .During the quarter additional derivative liabilities of $235,662 were recognized with a debt discount of $66,631. During the three months ended May 31, 2015, amortization of $48,555 was recorded against the note discounts. The change in the fair value of derivative liabilities for the three months ended May 31, 20154 was $34,970  resulting in an aggregate gain on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed ay November 30, 2014:

Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	-	-	-	-	-
Total derivative liabilities	$-	$-	$-	$-	$-

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed May 31, 2015:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	300,688	-	-	300,688	300,688
Total derivative liabilities	$300,688	$-	$-	$300,688	$300,688

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended May 31, 2015:

Derivative Liability
Fair value, March 1, 2015	$56,148
Additions	235,662
Change in fair value	34,970
Transfers in and/or out of Level 3	-
Fair value, May 31, 2015	$300,688

NOTE 10  -  NOTE RECEIVABLE

The Company has advanced funds to Companies in the logistics field in a dual effort to earn higher returns on idle funds and to help clients expand their businesses which increases our customer base. This is an unsecured demand note with a stated interest rate of 8%. The balance was $315,000 at May 31, 2015 and $205,000 at Year end November 30, 2014.

NOTE 11 - LEGAL PROCEEDINGS

On May 29, 2015, we were notified that Lazarus Logistics and Consultants Corp. threatened to file a lawsuit against us alleging breach of contract, with a request for specific performance, breach of contract on a loan agreement, and unjust enrichment.  We feel the alleged claim is without merit and frivolous, and in the event any lawsuit is filed by Lazarus Logistics and Consultants Corp., we will vigorously defend our position and file a counterclaim against Lazarus Logistics and Consultants Corp. and its attorney.

We are not engaged in any other litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation.  Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

NOTE 12 - DISCONTINUED OPERATIONS

During the quarter our capital and human resource efforts to build the Daniels Logistics subsidiary have been limited due to ongoing negotiations with independent contractors and the fact that we recognized and are committing capital and human resources to the Food & Beverage Industry niches, those with the potential for significantly higher rates of return on human and financial capital than currently available in Logistics.  We have not ruled out re-entry into Logistics during the current fiscal year.

For comparative purposes results from our logistics segment has been reclassified into discontinued operation for this and prior periods. The company is continuing to compile all of the results of these activities but feels the net number presented is reasonable for these financial statements.

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

Recent Business Developments

Daniels is an operating company in transition.  During the quarter we continued execution on an extensive research plan to determine the most opportunistic niches of industries from which the Company will accept clients. This is and will continue to be of key importance as our earnings are dependent upon the success of the clients we chose to work with; we are and will continue to be selective.   A key element in our review is our determining those niches that are currently in favor and also have promising near term possibilities for the companies operating within them.  The final decisions into which industry/niches Daniels expands (accepts clients from) are currently being made.  This ongoing fluid process will determine our client base for the current fiscal year.  It will also determine our own acquisition plans, as principals.

The Company's equity will be valued based upon the perception that the institutional investor and the retail investor has of our plans for acceleration of growth.

The initial targeted industry/niche for Daniels is the restaurant segment of the Food and Beverage Industry with positive cash flow.   Daniels is creating a Food & Beverage Group.   Negotiations for several targets which were in progress during the quarter .

During the quarter our capital and human resource efforts to build the Daniels Logistics subsidiary have been limited due to ongoing negotiations with independent contractors and the fact that we recognized and are committing capital and human resources to the Food & Beverage Industry niches, those with the potential for significantly higher rates of return on human and financial capital than currently available in Logistics.  We have not ruled out re-entry into Logistics during the current fiscal year.

As per GAAP requirements, although profitable we are recording the activity from Daniels Logistics as discontinued operations until such time management makes a decision to continue operations in that segment on a long term basis which is still a possibility. Our remaining reported activity is from Daniels consulting operations which is operating on a continuing basis.

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Arthur D. Viola, our sole officer and director and controlling stockholder.  As of May 31, 2015, we had $158,771 in cash and cash equivalents and a working capital deficit of $591,392.

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

Results of Operations – For the Three Months ended May 31, 2015

Revenues

Revenue from our operating consulting business for the three months ended May 31, 2015 was $0 compared to $0 for the three months ended ended May 31, 2014 resulting in no change.

 Operating Expenses

During the three months ended May 31, 2015, we incurred $385,272 in expenses, compared to $34,470 in the same period ended May 31, 2014 an increase of $350,802. Our major cost increase was stock compensation which resulted in an increase of $258,386 in the current quarter. The rest of the increase was due to increased fees of approximately $90,000 incurred for financing and promotional cost as the company tries to establish itself in the market.

Discontinued  Operations

Our net income from our discontinued operating segment for the three months ended May 31, 2015 was $14,500 compared to $13,232 for the three months ended ended May 31, 2014 resulting a small increase of $1,268.

Other Income and Expenses

During the quarter ending May 31, 2015 we incurred interest expense charges  of $117,053 and we recorded interest income of $6,711 of finance charges on loans we had made. Additionally we recorded gains of $34,741 resulting from the change in fair market value of derivative instruments. The company has increased its loans payable substantially in order to move forward with its business plans. The prior period had no other income and expense items.

Net Income

The Company had a net loss for the three months ended March 31, 2015 of $446,373 compared to a net loss of $21,238 for the three months ended March 31, 2014. This increase of $425,135 was in majority due to operating and other expense increases described above.

Results of Operations – For the Six Months ended May 31, 2015

Revenues

Revenue from our operating consulting business for the six months ended May 31, 2015 was $0 compared to $0 for the six months ended ended May 31, 2014 resulting in no change.

Operating Expenses

During the six months ended May 31, 2015, we incurred $445,050 in expenses, compared to $67,450 in the same period ended May 31, 2014 an increase of $377,600. Our major cost increase was stock compensation which resulted in an increase of $258,386 in the second quarter of the period. The rest of the increase was due to increased fees of approximately $90,000 incurred for financing and promotional cost as the company tries to establish itself in the market

Discontinued  Operations

Our net income from our discontinued operating segment for the six months ended May 31, 2015 was $94,366 compared to $141,470 for the six months ended ended May 31, 2014 resulting a decrease of $47,104 as the company had committed resources elsewhere and operations declined.

Other Income and Expenses

During the six months ending May 31, 2015 we incurred interest expense charges  of $136,972 and we recorded interest income of $12,953 on finance charges on loans we had made. Additionally we recorded gains of $34,970 resulting from the change in fair market value of derivative instruments. The prior period had no other income and expense items.

Net Income

The Company had a net loss for the six months ended May 31, 2015 of $439,733 compared to a net income of $74,020 for the six months ended May 31, 2014. This increase of $513,753 was in majority due to operating and other expense increases described above.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of May 31, 2015. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of May 31, 2015, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of May 31, 2015, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of May 31, 20154, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, our CEO and CFO have concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

 ITEM 1.    LEGAL PROCEEDINGS

On May 29, 2015, we were notified that Lazarus Logistics and Consultants Corp. threatened to file a lawsuit against us alleging breach of contract, with a request for specific performance, breach of contract on a loan agreement, and unjust enrichment.  We feel the alleged claim is without merit and frivolous, and in the event any lawsuit is filed by Lazarus Logistics and Consultants Corp., we will vigorously defend our position and file a counterclaim against Lazarus Logistics and Consultants Corp. and its attorney.

We are not engaged in any other litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation.  Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

 ITEM 1A.    RISK FACTORS

We are a "smaller reporting Company" as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") and are not required to provide information under this item.

 ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

RLB Freight Consultants Corp.	12/8/2014	155,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$10,850	for consulting services.
Michael Kofsky	12/8/2014	493,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$34,510	for consulting services.
	12/8/2014	519,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$36,330	for consulting services.
Denise Novaro	12/8/2014	70,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$4,900	for consulting services.
Richard Delima Consulting	2/2/2015	275,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$16,500	for consulting services.
Gary I. Syner	4/17/2015	15,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$750	for consulting services.
Vince Caruso	5/6/2015	750,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$60,000	for consulting services.
LPO Consulting	5/9/2015	100,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$8,000	for consulting services.
Arthur Viola	5/25/2015	2,885,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$86,553	for consulting services.

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

Dated July 20, 2015
Daniels Corporate Advisory Company, Inc.
(Registrant)

	By:	/s/ Arthur D. Viola
Arthur D. Viola
Chief Executive Officer
and Chief Financial Officer