Form 10-Q/A
period 2015-05-31
Daniels Corporate Advisory Company, Inc.
filed 2015-07-20
CIK 1498291

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

 ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

RLB Freight Consultants Corp.	12/8/2014	155,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$10,850	for consulting services.
Michael Kofsky	12/8/2014	493,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$34,510	for consulting services.
Phil Novaro	12/8/2014	519,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$36,330	for consulting services.
Denise Novaro	12/8/2014	70,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$4,900	for consulting services.
Richard Delima Consulting	2/2/2015	275,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$16,500	for consulting services.
Gary I. Syner received on	4/17/2015	15,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$750	for consulting services.
Vince Caruso received on	5/6/2015	750,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$60,000	for consulting services.
LPO Consulting received on	5/9/2015	100,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$8,000	for consulting services.
Arthur Viola received on	5/25/2015	2,885,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$86,553	for consulting services.

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