Form 10-Q/A
period 2015-08-31
Daniels Corporate Advisory Company, Inc.
filed 2015-11-02
CIK 1498291

FORM 10-Q/A

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

Dated: November 2, 2015
Daniels Corporate Advisory Company, Inc.
(Registrant)

	By:	/s/ Arthur D. Viola
Arthur D. Viola
Chief Executive Officer
and Chief Financial Officer