Form 10-K
period 2015-11-30
Daniels Corporate Advisory Company, Inc.
filed 2016-03-10
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

[ ] Large accelerated filer	[ ] Accelerated filer	[ ] Non-accelerated filer	[X] Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 29, 2016 based upon the closing price as of such date was $142,577.

As of February 29, 2016, 518,404,664 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Forward Looking Statements

The statements contained in this report other than statements of historical fact are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant’s present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant’s future profitability; the uncertainty as to the demand for Registrant’s services; increasing competition in the markets that Registrant conducts business; the Registrant’s ability to hire, train and retain sufficient qualified personnel; the Registrant’s ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant’s ability to develop and implement operational and financial systems to manage its growth. These forward-looking statements speak only as of the date of this report. We assume no obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any changes in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in the reports we file with the SEC.

PART I

Item 1. Business.

Overview

Daniels Corporate Advisory has established a permanent base upon which to provide the corporate strategy consulting services noted below, through a variety of methods: including the issunace of additional shares in private placement and/or issuance of anti-dilutive Convertible Preferred Stock and loans from senior officers to provide the necessary working capital of the Company to sustain activities under any consulting assignment obtained through the networking of senior executives or through the initial purchase of rights to be the provider of choice to offer a financial specialty package inclulding corporate strategy to clients of other financial/business services companies. While rights agreements of this nature are not typical, senior management, drawing on personal contacts and those of credentially members of its Corporate Strategy Advisory Board believes that offering to provide a very select service that would be very costly to duplicate with permanent in-house professionals and will augment other financial services already being offered/implemented by the financial/business services firm (a referral generator) entering into the rights agreement with Daniels Corporate Advisory, will be an acceptable additional option. However, there is no assurance that has time goes by a client may decide to enter our business and there is no provision in our agreement to prevent that from happening. However, our senior management believes that our success with the ultimate client, the client network member of a financial/business services client, will determine whether Daniels Corporate Advisory retains the client or not.

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

Services will also be provided in corporate financial advisory, which, like corporate strategy, is a specialized segment of corporate advisory. It deals more with operations/cost control issues that can be established in-house with the aid of our on-call professionals. These offerings would be extremely expensive to do in-house by any potentially competitive financial service firm retaining Daniels Corporate Advisory, on behalf of on of its clients, because of its fixed overhead.

Daniels is developing direct methods for the acquisition of clients, namely advertising in industry niches of interest and subsequent referral by a stockholder or partner . Name brand recognition is expected to be created after one or two successful corporate strategy assignments and the publicizing of these events on web sites related to this specialty, ours and theirs, on the worldwide web.

Daniels Corporate Advisory is operating at the present time through the corporate strategy segment of its business in order to build its own critical mass by creation of start-up subisidaries it believes to have promise/potential, with the stated goal of the parent (DCAC) company to meet the financial requirements necessary for major Stock Exchange Listing. Senior management and its Advisory Board are providing preliminary services to three such potential clients; one under a formal LOI (Letter of Intent) and two in final negotiations.

As our presence in the market place becomes more visible, through publication on client websites of our successes in our initial corporate strategy consulting assignments added financing options are expected to materialize for the benefit of our clients. Capital companies and high-net worth (accredited) individuals may contact us to see if they may participate directly in subsequent assignments.

Recent Business Developments

The Company conducts on-going networking and business development in corporate strategy through its chairman, on a chairman to chairman basis, through the networks of its Advisory Board Members and its expanded, independent contractor consulting team. A full range of disciplines are offered to the nano-cap public and private company through personalized relationship networking to keep initial marketing costs at a minimum. Disciplines being offered are operational strategies, market-planning, senior oversight management and financial alternatives consulting on optimum paths for the client to take. This could include but not be limited to external growth alternatives requiring advisory on M & A, levered transactions, capital structure, bridge loans, and equity financing.

Business Strategy - Current Operational Strategy & Current Client Projects:

Daniels creates and implements corporate strategy alternatives for the mini-cap public or private company client. The addition of new business opportunities and the location of professinal talent for implementation is anticipated through the full-time efforts of our senior management. These efforts are to be expanded in the US and in Foreign capitals by an expanding advisory board and through the networks of independent consultants. Principals of the respective client company will open their networks to augment professional access for specialties the Daniels corporate strategy consultants believe are needed in a jointly-venture, (jointly-controlled) undertaking created for the client’s optimum growth.

Daniels may provide the client with multiple corporate strategies /opportunities including joint-ventures, marketing opportunity agreements and/or potential acquisitions structured in LBO format. One or a combination of these strategies would allow the client to enter new market niches or expand further into existing ones.

The Goal: Within twenty-four months from commencement of a Corporate Strategy Assignment, financial results, aided by all participating players, should be forthcoming and recorded in SEC Filings. At the same time, a senior mangement team and Board expanded with highly-credible interim (or permanent) professionals (directors) will be provded in order to successfully navigate the listing process of a major Stock Exchange. While Daniels believes this process should be successful in the above-noted, time period, there is some uncertainity in the process which is dependent upon any past issues the listing committee of a specific exchange may deem necessary to be addressed prior to uplifting.

A similar effort will be provided to tailor an optimum growth program for the private company client, whether it chooses to remain private or to become a public company through alternative merger opportunities.

Current Projects: Start-Up Subsidiaries To be Expanded in Fiscal 2016.

Just After the Close of Fiscal 2015, Daniels Food & Beverage Group was launched and continues to grow and meet initial objectives. The Company purchased a permanent option for $27,500 to provide advisory and some capital to acquire a candidate for the Italian Cafe’s segment of its announced business model. The initial target company does approximately $185,000 in revenues and generates a profit of $75,000. The total purchase price is $100,000 with the option value contributed as part payment. An operating partner corporation with significant, related experience is joint-venturing with Daniels in the further build-out of the Italian Cafe’s segment of the Food & Beverage Group. Daniels intends to consummate this transaction during the first half of the current fiscal year.

Further expansion of the Consulting segment of our business model and that of the Food & Beverage Group is anticipated through our Letter Of Intent with Island Hospitality Concepts, Inc. (“IHC”). This Consulting Group develops and executes on restaurant themes for expansion in the Islands, initially concentrating in the Dominican Republic. It has a successful 30 year history and has already developed several profitable island brands that can be built out further through a Daniels incubation project and them offered through a Franchising Program.

Other Start-Up Potentials in discussions/negotations at the current time include one in Merchant Finance and one in Construction - specifically, the reconstruction of disaster damaged properties.

OPTIMUM GROWTH STRATEGY:

Twelve to Twenty four Month Horizons for Daniels’ Objectives:

Daniels’ believes that the validity of its corporate strategy model will be proven further through the success of several of its client/incubation/subsidiary deals. The Company plans to use its publicly traded common stock, in a variety of securities packages, including anti-dilutive Convertible Preferreds, to finance a subsidiary start-up, initially for generic sales/profits growth. Subsequent growth options noted above will be applied as external growth becomes a secondary goal. This method of two stage (generic and then external) growth is designed to leave existing client management with commanding equity and operating control positions. Eventually, an optimum exit strategy will be developed for the subsidiary, one that returns a significant return on corporate (parent) capital. The choices of optimum exit strategies could include bringing a subsidiary public, directly, or merging it with a public company operating in one of the more profitable niches of the specific market designated for expansion. The same corporate strategy model can/will be applied to any independent mini-cap public client.

We believe our business model to be scalable. Based upon the potential success of the initial corporate strategy consulting assignments creating our uplifitng to a major Stock Exchange, Daniels may entertain the creation of a franchising plan for key US Cities and Foreign Capitals or Finance Centers.

Sales and Marketing

Daniels senior management will concentrate its efforts to expand its corporate strategy and financial advisory services and related specialties in the nano-cap segment of the private and public markets, where Daniels believes it will be effective. Marketing efforts will increase through social and print media efforts and will be in addition to those methods already mentioned herein.

Daniels objective is to create and help manage implementation of accelerated expansion strategies and in so doing, aid in the creation of financing alternatives to accomplish client goals.

Competition

Existing and new competitors will continue to improve their services and introduce new services with competitive price and performance characteristics.

In periods of reduced demand for our services, we can either choose to maintain market share by reducing our prices to meet competition or maintain prices and choose only those assignments with new clients, that have pressing goals to be met, that offer Daniels optimum potential for profits and growth.

The “collective” corporate financial services, including merchant banking/private equity, are very competitive and fragmented in the Company’s market niche. There are limited barriers to entry and new competitors frequently enter the market. A significant number of our competitors possess substantially greater resources. We are and will continue to offer equity compensation to our team of Advisory Board Members, and independent strategy consultants in order to keep a stable, cohesive team of professionals, which is necessary and key to the creation of operating and capital solutions in a timely fashion.

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

Daniels Corporate Advisory Company, Inc., which was incorporated on August 22, 2002, has a limited operating history upon which an evaluation of our future performance and prospects can be made. We are an early-stage operating company with limited revenue history.Our prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. As an early-stage operating company, Daniels Corporate Advisory faces risks and uncertainties relating to its ability to successfully implement its business plan, which are described in more detail below.

Since inception, as a subsidiary of INfe Human Resources, Inc., Daniels Corporate Advisory has always been an operating company, furnishing its advisory to all phases of operations, finance and in the management of the staffing industry roll-up for its parent company for which revenues were eliminated during consolidations.

Limited revenues and ongoing losses.

Since inception, Daniels Corporate Advisory has generated limited revenue. Daniels earnings potential would have been greater; however, its focus had been in a financial advisory capacity to its parent company INfe Human Resources, which concentrated in Staffing and Executive Placements Industries. Daniels was spun off to concentrate on its core Corporate Strategy consulting business. Daniels has incurred consistent operating losses to date.

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

Our auditors have issued a going concern opinion, which means that there is doubt that we can continue as an ongoing business for the next 12 months.Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As a result of our short and sporadic operating history, it is difficult to accurately forecast our revenue. Further, we have little historical financial data upon which to base planned operating expenses.We base our current and future expense levels on our operating plans and estimates of future expenses. Our expenses are dependent in large part upon expenses associated with our proposed marketing expenditures and related overhead expenses, and the costs of hiring and maintaining qualified personnel to carry out our respective services. Sales and operating results are difficult to forecast because they will depend on the growth of our customer base, changes in customer demands and consumer trends, the degree of utilization of our advertising services as well as the mix of services and services sold. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected.

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

The directors and management of publicly quoted corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently do carry limited directors’ and officers’ liability insurance. Directors’ and officers’ liability insurance has recently become much more expensive and difficult to obtain. If we are unable to continue or provide directors’ and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

We may lose potential independent board members and management candidates to other companies that have greater directors’ and officers’ liability insurance to insure them from liability or to companies that have revenues or have received greater funding to date which can offer more lucrative compensation packages. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with limited operating history and resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

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

Mr.Viola owns 2,454,500 shares of our common stock as well as I 00,000 shares of the Daniels Corporate Advisory preferred stock which has voting rights equal to 500 shares of the Daniels Corporate Advisory common stock for every one share of Daniels Corporate Advisory preferred stock held, which equates to common stock voting rights of 52,454,500 shares of the Daniels Corporate Advisory common stock which amount exceeds our current outstanding shares of common stock. The result of Mr. Viola ‘s the ownership and voting rights to our common stock allows Mr. Viola to have voting control on all matters submitted to our stockholders for approval and to be able to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions. Additionally, this concentration of voting power could discourage or prevent a potential takeover of Daniels Corporate Advisory that might otherwise result in your receiving a premium over the market price for your common stock.

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

The stated listing requirements for the OTCBB are as follows:

Fully reporting with the Securities and Exchange Commission;

Not a black check or inactive company;

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

Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

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

OUR AUDITORS ISSUED A GOING CONCERN OPINION WHICH MEANS WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES AND MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Our auditors issued a going concern opinion for the fiscal years ended November 30, 2015 and November 30, 2014 This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we cannot raise additional capital or generate sufficient revenues to operate profitably, we may have to suspend or cease operations. If that occurs, you will lose your investment.

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

We may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock who do not have anti-dilution rights. Those additional issuances of our common stock would result in a reduction of an existing holder’s percentage interest in Broadleaf Capital Partners, Inc.. Our business, financial condition and results of operations could suffer adverse consequences if we are unable to obtain additional capital when needed.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

There has been a limited public market for our common stock, and an active trading market for our common stock may not develop. As a result, this could reduce our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could reduce the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

OUR COMMON STOCK IS DEEMED A “PENNY STOCK,” WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO RESELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

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

NEVADA LAW AND OUR CERTIFICATE OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS WHICH COULD RESULT IN LIABILITY FOR DANIELS AND NEGATIVELY IMPACT OUR LIQUIDITY OR OPERATIONS.

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

We are preparing for compliance with Section 404(a) by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404(a) is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, as we rapidly grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

INVESTORS IN OUR SECURITIES MAY SUFFER DILUTION.

The issuance of shares of our common stock, or shares of our common stock underlying warrants, options or preferred stock will dilute the equity interest of existing stockholders who do not have anti-dilution rights and could have a significant adverse effect on the market price of our common stock. The sale of our common stock acquired at a discount could have a negative impact on the market price of our common stock and could increase the volatility in the market price of our common stock. We may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock who do not have anti-dilution rights. Those additional issuances of our common stock would result in a reduction of an existing holder’s percentage interest in Daniels Corporate Advisory, Inc.. Our business, financial condition and results of operations could suffer adverse consequences if we are unable to obtain additional capital when needed.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Daniels Corporate Advisory’s operational headquarters are located at Parker Towers, 104-60, Queens Boulevard, 12th Floor, Forest Hills, New York 11375. Our office space is provided by Arthur D. Viola, our sole officer, director, and controlling stockholder at no charge. As our business grows, we may be forced to move to other offices and pay rent. We believe that our existing facilities are adequate for our current needs for the foreseeable future and if additional space is needed, it would be available on favorable terms at an acceptable location.

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

The table below shows the high and low sales prices for our common stock for the periods indicated.

	Price Ranges
Fiscal Year Ended November 30, 2015	High	Low
First Quarter	$.10	$.039
Second Quarter	.09	.029
Third Quarter	.0554	.015
Fourth Quarter	.06	.0059

Fiscal Year Ended November 30, 2014
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		.38		29
Fourth Quarter		.55		.12

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

Recent Sales of Unregistered Securities and Equity Purchases by Company

RLB Freight Consultants Corp.	12/8/14	155,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$10,850 for consulting services.
Michael Kofsky	12/8/14	493,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$34,510 for consulting services.
Phil Novaro	12/8/14	519,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$36,330 for consulting services.
Denise Novaro	12/8/14	70,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$4,900 for consulting services.
Richard Delima Consulting	2/2/15	275,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$16,500 for consulting services.
Gary I. Syner received on	4/17/15	15,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$750 for consulting services.
Vince Caruso received on	5/6/15	750,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$60,000 for consulting services.
LPO Consulting received on	5/9/15	100,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$8,000 for consulting services.
A. Viola received on	5/25/15	2,885,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$86,553 for consulting services.
LG received in conversion of debt on	8/26/16	2,118,634	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$19,700 for consulting services.
Vis Vires Group received in conversion of debt on	10/29/15	1,363,636	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$15,000 for consulting services.
Actus Private Equity received in conversion of debt on	11/4/15	2,773,748	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$14,423 for consulting services.
Vis Vires Group received in conversion of debt on	11/9/15	2,272,727	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$15,000 for consulting services.
Actus Private Equity received in conversion of debt on	11/12/15	3,023,713	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$4,838 for consulting services.
Vis Vires Group received in conversion of debt on	11/12/15	4,411,765	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$15,000 for consulting services.
Vis Vires Group received in conversion of debt on	11/30/15	5,000,000	Shares of common stock valued at the stock price
at the close of trading on the date the issuance was approved			$8,990 for consulting services.

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

discuss our future expectations;

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

Revenue recognition;

Fair value of assets.

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

Fair Value of Assets

The Company has adopted the standard FASB Accounting Standards Codification (ASC 820) “Fair Value Measurements and Disclosures” which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Arthur D. Viola, our sole officer and director and controlling stockholder. No proceeds of this offering will be used to reimburse Mr. Viola; who will be reimbursed out of the gross profits of initial consulting assignments. As of November 30, 2015, we had $22,941 in cash and cash equivalents and a working capital deficit of $1,400,913.

Financing Activities

We will have to raise capital by means of borrowings or through a private placement or a subsequent registered offering. At present, we do not have any commitments with respect to future financings. If we are unable to raise adequate capital, in the near term, to finance all phases of a client corporate consulting assignment, our proposed business will experience slow growth because it will be very hard to compete for business without a sound capital base to support advisory and implementation efforts on our suggested corporate growth strategies.

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

Comparison of the Year Ended November 30, 2015 to the Year Ended November 30, 2014 Revenues

Sales for the year ended November 30, 2014 were $45,493 compared to $0 for the year ended November 30, 2014 an increase of $45,493. This reflects revenue from nominal consulting income generated in the fourth quarter.

Operating Expenses

During the year ended November 30, 2015, we incurred $1,983,392 in expenses, compared to $157,996 in the same period ended November 30, 2014 a decrease of $1,825,396. Our major cost increase was stock compensation which resulted in an increased of $1,874,563 in the period. The rest of the increase was due to increased fees of approximately $100,000 incurred for financing and promotional cost as the company tries to establish itself in the market and has operational cost.

Discontinued Operations

Our net loss from our discontinued operating segment for the year ended November 30, 2015 was $222,262 compared to a net income of $26,728 for the year ended ended November 30, 2014 resulting a decrease of $248,990 as the company continued to commit resources elsewhere and operations declined.

Other Income and Expenses

During the year ended November 30, 2015, we incurred a net expense of $722,783 in other expense items, compared to $502,998 in net other income in the same period ended November 30, 2014 an increase of $1,205,781. The major items included here were a write-down of a long term investment by $340,000 and we incurred interest expense charges of $272,025 and we recorded a derivative expense of $163,753 on convertible loans. Retirement of debt resulted in income of $108,317. Additionally we recorded a loss of $55,322 resulting from the change in fair market value of derivative instruments. The only material item in the prior period was a onetime gain from debt forgiveness of $500,000.

Net Income

The Company had a net loss for the year ended November 30, 2015 of $2,962,769 compared to a net income of $297,899 for the year ended November 30, 2014. This decrease of $2,990,668 was in majority due to our increase in wages as described above.

Off-Balance Sheet Arrangements

None.

Inflation

We believe that inflation has not had a material impact on our results of operations for the two years ended November 30, 2015 and 2014, and since inflation rates have generally remained at relatively low levels our operations are not otherwise uniquely affected by inflation concerns.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of November 30, 2015, we determined that control deficiencies existed that constituted material weaknesses, as described below:

lack of documented policies and procedures.

we have no audit committee.

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

Scrudato & Co., PA, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of November 30, 2015.

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

We will provide to any person without charge, upon request, a copy of our Code of Ethics. Any such request should be directed to our corporate secretary at Parker Towers, 104-60, Queens Boulevard, 12th Floor, Forest Hills, New York 11375, telephone 242-3148, or by e-mail at Onewallstreetn @aol.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe there were no applicable reporting persons based on all applicable Section 16(a) filing requirements with respect to transactions during the fiscals year ended November 30, 2015 and November 30, 2014

Item 11. Executive Compensation.

Executive Officer Compensation

At present Daniels Corporate Advisory has only one executive officer. The compensation program for future executives will consist of three key elements which will be considered by a compensation committee to be appointed:

A base salary;

A performance bonus; and

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

Summary Compensation Table

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2009 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the “Named Officers.” No other executive officer of Daniels Corporate Advisory received compensation in excess of $100,000 during fiscal years 2015 and 2014.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Arthur D. Viola	2015	100,000	-0-	980,753	-0-	-0-	-0-	-0-	1,980,753
Arthur D. Viola	2014	100,000	-0-	-0-	-0-	-0-	-0-	-0-	100,000

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal years, November 30, 2015 and November 30, 2014:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 30, 2015, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of February 29, 2016 there were 518,404,664 shares of common stock issued and outstanding.

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

Beneficial Ownership Table

	Common Stock Beneficially Owned (2)		Preferred Stock Beneficially Owned (2)
Name and Address of Beneficial Owner (1)	Number	Percent	Number	Percent
Arthur D. Viola (3)	31,185,000	6	100,000	100
All directors and officers as a group (one person) (1)	31,185,000	6	100,000	100

* Less than one percent.

Unless otherwise indicated, the address for each of these shareholders is c/o Daniels Corporate Advisory Company, Inc., Parker Towers, 104-60, Queens Boulevard, 12th Floor, Forest Hills, New York 11375. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.

Beneficial ownership is determined in accordance with the rules of the SEC. As of February 26, 2014 there 355,001,887 shares of our common stock issued and outstanding.

The 100,000 shares of our super voting preferred stock, as amended, owned by Arthur D. Viola gives him the power to vote 66 and 2/3 percent shares of the share vote necessary for any issue requiring a common stock vote.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The Audit Committee (entire board) of our Board is responsible for oversight and review of any related person transactions. We have no related person transactions that require disclosure under this section.

Director Independence

The Board has determined that Mr. Viola is independent (or similarly designated) based on the Board’s application of the standards and rules and regulations promulgated by the SEC or the Internal Revenue Service, as appropriate.

Item 14. Principal Accountant Fees and Services.

The following table presents the estimated aggregate fees billed by John Scrudato CPA for services performed during our last two fiscal years.

	Years Ended
	December 31,
	2015	2014
Audit fees(1)	$7,000	$7,000
Tax fees(2)	—	—
All other fees(3)	—	—

	$7,000	$7,000

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended November 30, 2015 and 2014, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the issuance of consents and other matters relating to registration statements filed by us.

(2)	There were no tax fees billed in these two periods.

(3)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for years ended November 30, 2015 and November 30, 201

2.	List of Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANIELS CORPORATE ADVISORY COMPANY, INC.

By:	/s/ ARTHUR D. VIOLA
Arthur D. Viola
President, Chief Executive Officer and Acting Chief Financial Officer

Date: February 29, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ ARTHUR D. VIOLA	President and Chief Executive Officer	February 29, 2016
Arthur D. Viola	(Principal Executive Officer) Acting Chief Financial Officer
(Principal Financial and Accounting Officer) Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Daniels Corporate Advisory Company, Inc.

New York, NY

We have audited the accompanying balance sheets of Daniels Corporate Advisory Company, Inc., as of November 30, 2015 and 2014 and the related statements of operations, comprehensive income(loss), changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of Daniels Corporate Advisory Company, Inc. management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Daniels Corporate Advisory Company, Inc. as of November 30, 2015 and 2014 and the results of its operations, comprehensive income(loss), changes in stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company has incurred significant losses since inception and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato
CPA Califon,
New Jersey

March 8, 2016

Daniels Corporate Advisory Company, Inc.

Consolidated Balance Sheets

	November 30, 2015	November 30, 2014
	“Audited”	“Audited”
Assets
Current Assets
Cash and cash equivalents	$22,941	$89,733
Accounts receivable	0	4,530
Prepaid expenses	0	3,136
Interest receivable	0	2,998
Note receivable	0	205,000
Deferred taxes	0	79,725
Deposits	27,500	0
Investments	8,026	10,200

Total Current Assets	$58,467	$395,322

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$803,959	$805,363
Derivative Liability	383,396	0
Note payable net of discount $108,732 and $0	172,896	0
Total Current Liabilities	1,360,251	805,363
Commitments and Contingencies (Note 6)
Daniels Corporate Advisory Company, Inc.(“DCAC”) Shareholders’ Deficit
Preferred Stock, $.001 par value; 100,000 shares authorized 100,000 issued and outstanding 11/30/2015 and 11/30/2014	100	100
Common Stock, $001 par value; 750,000,000 shares authorized 86,462,512 and 10,791,319 shares issued and outstanding 11/30/2015 and 11/30/2014	86,463	10,791
Additional paid-in-capital	6,181,755	4,168,923
Accumulated deficit	(7,513,779)	(4,551,010)
Accumulated other comprehensive (loss)	(56,323)	(38,845)
Total Equity(Deficit)	(1,301,784)	(410,041)
Total liabilities and equity(Deficit)	$58,467	$395,322

“The accompanying notes are an integral part of these financial statements”

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Operations

	For the Years Ended
	November 30, 2015	November 30, 2014
	“Audited”	“Audited”
Revenues	$45,493	$0

Operating Expenses	1,983,392	157,996

Net Income(Loss) from Operations	(1,937,899)	(157,996)

Other Income (Expense):
Impairment	(340,000)	0
Debt Forgiveness	0	500,000
Derivative expense	(163,753)	0
Gain on debt retirement	108,317	0
Interest (income) expense	(272,025)	2,998
Derivative liability gain	(55,322)	0
	(722,783)	502,998
Net Income(Loss) Before
Provision for Income Taxes	(2,660,682)	345,002

Provision for income taxes	79,725	73,831

Net Income(Loss) before discontinued operations	(2,740,407)	271,171

Net Income Loss discontinued operations	(222,362)	26,728

Net Income(Loss)	$(2,962,769)	$297,899

Basic and Diluted Loss Per Share before discontinued operations	$(0.08)	$0.03

Basic and Diluted Loss Per Share discontinued operations	$(0.01)	$0.00

Basic and Diluted Loss Per Share	$(0.08)	$0.03

Weighted average number of shares outstanding	35,423,450	9,565,374

“The accompanying notes are an integral part of these financial statements”

F-3

Daniels Corporate Advisory Company, Inc.

Consolidated Statement of Comprehensive Income (Loss)

	For the Years Ended
	November 30, 2015	November 30, 2014
	“Audited”	“Audited”

Net loss	$(2,962,769)	$297,899

Other comprehensive income (loss)	0	0

Unrealized gains(losses) arising during the period	17,478	117
Comprehensive income (loss)	$(2,945,291)	$298,016

“The accompanying notes are an integral part of these financial statements”

Daniels Corporate Advisory Company, Inc.

Consolidated Statement of Stockholders’ Equity(Deficit)

For the years Ended November 30, 2015 and 2014

“Audited”

	Preferred		Common		Contributed Capital in Excess of	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	PAR Value	Items	Deficit	Total

Balances November 30, 2013	100,000	$100	$9,891,319	$9,891	$3,951,824	$(38,962)	$(4,848,909)	(926,056)

Shares issued as compensation			900,000	900	217,099			217,999
Other unrealized gain(loss)						117		117
Net loss FYE 11/30/14							297,899	297,899

Balances November 30, 2014	100,000	$100	$10,791,319	$10,791	$4,168,923	$(38,845)	$(4,551,010)	(410,041)

Shares issued as compensation			54,706,970	54,708	1,819,855			1,874,563
Stock exchanged for debt			20,964,223	20,964	71,987			92,951
Other unrealized gain(loss)						(17,478)		(17,478)
Reclass of derivative liability					120,990			120,990
Net loss FYE 11/30/15							(2,962,769)	(2,962,769)

Balances November 30, 2015	100,000	$100	86,462,512	86,463	$6,181,755	$(56,323)	$(7,513,779)	$(1,301,784)

“The accompanying notes are an integral part of these financial statements”

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	November 30, 2015	November 30, 2014
	“Audited”	“Audited”
Cash flows from operating activities:
Net income (loss)	$(2,962,769)	$297,899
Common stock issued for services	1,874,563	218,000
(Gain) loss on derivative liability	383,396	0
Impairment of note receivable	340,000	0
Realized (gain) loss on securities	17,478	117

(Increase) decrease in prepaid expenses	3,136	54,013
(Increase) decrease in other assets	82,723	106
(Increase) decrease in accounts receivable	4,530	56,913
Increase (decrease) in accounts payable and accrued expenses	1,404	(335,124)
Net cash used in operating activities	(255,539)	291,924
Cash flows from investing activities:
Deposits	(27,500)	0
Investment in for sale securities	(15,300)	0
Net cash provided(used) by investing activities	(42,800)	0
Cash flows from financing activities:
Payments on convertible notes	(23,750)	0
Issuance of note receivable	(140,000)	(205,000)
Proceeds from convertible notes	395,297	0
Net cash provided(used) by financing activities	231,547	(205,000)

Increase in cash and equivalents	(66,792)	86,924

Cash and cash equivalents at beginning of period	89,733	2,809

Cash and cash equivalents at end of period	$22,941	$89,733

“The accompanying notes are an integral part of these financial statements”

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	November 30, 2015	November 30, 2014
	“Unaudited”	“Unaudited”
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest	$0	$0

Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain (loss) on securities	$17,478	$117

Common stock issued for compensation	$1,874,563	$218,000

Debt Forgiveness	$0	$500,000

Equity for debt conversions	$92,951	$0

Reclassification of derivative liabilities	$120,990	$0

“The accompanying notes are an integral part of these financial statements”

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2015 AND NOVEMBER 30, 2014

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

The Company formed on October 11, 2013 Daniel’s Logistics Inc. a wholly owned operating subsidiary in the field of logistics was incorporated in the state of Nevada to take advantage of niche operating opportunities and possible acquisitions in the logistics field. During the quarter ending May 31, 2015 the Company discontinued these operations until further analysis could be done on the overall effectiveness of all Company operations.

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
NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2015 AND NOVEMBER 30, 2014

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

Fair Value of Financial Instruments:

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 ” Fair Value Measurements and Disclosures ” (ASC 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

DANIELS CORPORATE ADVISORY COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2015 AND NOVEMBER 30, 2014

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

When events or changes in circumstances indicate that long-lived assets other than goodwill may be impaired, an evaluation is performed to determine if a write-down to fair value is required. When an asset is classified as held for sale, the asset’s book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. In addition, depreciation and amortization ceases while it is classified as held for sale.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2015 AND NOVEMBER 30, 2014

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
NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2015 AND NOVEMBER 30, 2014

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

Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the years ended November 30, 2015 and 2014:

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2015 AND NOVEMBER 30, 2014

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	11/30/2015	11/30/2014
Net (Loss)	$(2,962,769)	$297,899

Weighted-average common shares outstanding basic

Weighted-average common stock	35,423,450	9,565,374
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding- basic and diluted	35,423,450	9,565,374

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

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2015 AND NOVEMBER 30, 2014

NOTE 4- INVESTMENTS

Investments consist of a portfolio of common stocks trading on the OTC: BB. The fair market values of the investments held for sale were $191 and $195 at November 30, 2015 and November 30, 2014, respectively. Due to the immaterial amounts and that they are liquid they have been classified as cash equivalents. Investments held as other assets as long term investments had fair market values of $8,026 and $10,200 at November 30, 2015 and November 30, 2014, respectively. Other assets are securities of the Company’s clients for long term capital appreciation. The total net unrealized loss for the period ended November 30, 2015 was $17,478 and the total net realized gain for the period ended November 30, 2014 was $117.

Cash Equivalents are marketable securities that are available-for-sale and not deemed long term investments by the Company. During the periods ended November 30, 2015 and 2014, there were no available-for-sale securities sold and gross realized (losses) gains on these sales were zero. For purpose of determining gross realized gains, the cost of securities when sold is based on the FIFO method of valuation. Net unrealized holding gains (losses) on available-for-sale securities both in cash and investments was $(56,323) and $(38,845), respectively, for November 30, 2015 and November 30, 2014 and have been included in accumulated other comprehensive income.

NOTE 5- GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has recurring operating losses, and as of November 30, 2015 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 6- COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments.

Contingencies:

None

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2015 AND NOVEMBER 30, 2014

NOTE 7- INCOME TAXES

As of November 30, 2015, the Company had approximately $7,500,000 in net operating loss carry forwards for federal income tax purposes which expire between 2016 and 2032. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	30-Nov-15	30-Nov-14
Net operating loss carry forwards valuation available	$7,513,779	$4,555,010

Valuation Allowances	7,491,918	4,320,525
Deferred Tax Asset	$7,433	$79,725

The effective tax rate is as follows:

Statutory Federal Rate	34%
Effect of Valuation Allowance	(34%)
Effective Rate	0%

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of the full NOL at November 30, 2015. The Company did not utilize any NOL deductions for the full fiscal year ended November 30, 2015.

NOTE 8 - NOTES PAYABLE

Other than as described below, there were no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in our previous form 10K.

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

On April 28, 2015, the Company entered in convertible note agreement with a private and accredited investor, KBM Capital, in the amount of $69,000, unsecured, with principal and interest(stated at 8%) amounts due and payable upon maturity on October 28, 2015. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of November 30, 2015 the note balance was $24,000.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2015 AND NOVEMBER 30, 2014

NOTE 8 - NOTES PAYABLE (CONTINUED)

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

On May 5, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $26,150, unsecured, with principal and interest(stated at 12%) amounts due and payable upon maturity on November 5, 2017. After twenty four months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. The unconverted balance was transferred to Essex Capital as of November 30, 2015.

On May 14, 2015, the Company entered in convertible note agreement with a private and accredited investor, KBM Capital, in the amount of $50,000, unsecured, with principal and interest(stated at 8%) amounts due and payable upon maturity on November 14, 2015. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of November 30, 2015 the note balance was $50,000 and the unamortized discount was $29,620 fully amortized.

On May 15, 2015, the Company entered in convertible note agreement with a private and accredited investor, Actus Capital, in the amount of $55,000, unsecured, with principal and interest(stated at 10%) amounts due and payable upon maturity on February 15, 2016. After nine months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of November 30, 2015 the note balance was $35,828 fully amortized.

On August 18, 2015, the Company entered in convertible note agreement with a private and accredited investor, VIS VIRES Group, in the amount of $26,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 14, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of November 30, 2015 the note balance was $26,000 and the unamortized discount was $10,833.

On August 27, 2015, the Company entered in convertible note agreement with a private and accredited investor, JMJ Capital, in the amount of $25,000, unsecured, with principal and interest(stated at 8%) amounts due and payable upon maturity on August 27, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of November 30, 2015 the note balance was $23,750 and the unamortized discount was $11,875.

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest(stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of May 31, 2015 the note balance was $71,250 and the unamortized discount was $35,625.

On September 16, 2015, the Company entered in convertible note agreement with a private and accredited investor, Essex Capital LLC, in the amount of $50,800, unsecured, with principal and interest(stated at 8%) amounts due and payable upon maturity on March 16, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. $37,500 of this principal was from our original April 28, 2015 note with LG Capital and the rest was cash infusion. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock, and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of November 30, 2015 the note balance was $50,800 and the unamortized discount was $19,250.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2015 AND NOVEMBER 30, 2014

NOTE 9- DERIVATIVE LIABILITIES

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

The Company’s derivative liability is an embedded derivative associated with one of the Company’s convertible promissory notes. The convertible promissory notes were issued at various times but with similar terms and are therefore being termed as one instrument for this footnote, (the “Note”), is a hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4. The embedded derivative feature includes the conversion feature to the Note. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The embedded derivative within the note have been valued using the Black Scholes approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

As of November 30, 2015 and November 30, 2014, the estimated fair value of derivative liability was determined to be $383,396 and $0, respectively. During the year to date net additional derivative liabilities of $559,708 were recognized with a debt discount of $395,955. During the year ended November 30, 2015, amortization of $272,025 was recorded against the note discounts. The change in the fair value of derivative liabilities for the year ended November 30, 2015 was $55,322 resulting in an aggregate loss on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed ay November 30, 2014:

Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	-	-	-	-	-
Total derivative liabilities	$-	$-	$-	$-	$-

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed November 30, 2015:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	383,396	-	-	383,396	383,396
Total derivative liabilities	$383,396	$-	$-	$383,396	$383,396

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2015 AND NOVEMBER 30, 2014

NOTE 9- DERIVATIVE LIABILITIES (CONTINUED)

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended November 30, 2015:

Derivative Liability
Fair value, December 1, 2014	$0
Additions	559,708
Conversions on derivative extinguishment	(120,990)
Change in fair value
Transfers in and/or out of Level 3	(55,322)
Fair value, November 30, 2015	$383,396

NOTE 10- NOTE RECEIVABLE

The Company has advanced funds to Companies in the logistics field in a dual effort to earn higher returns on idle funds and to help clients expand their businesses which increases our customer base. This is an unsecured demand note with a stated interest rate of 8%. The balance was $315,000 at August 31, 2015. The entire balance was impaired as management deemed this uncollectible at November 30, 2015.

NOTE 11- LEGAL PROCEEDINGS

On May 29, 2015, we were notified that Lazarus Logistics and Consultants Corp. threatened to file a lawsuit against us alleging breach of contract, with a request for specific performance, breach of contract on a loan agreement. A settlement has been negotiated as of the date of this report.

We are not engaged in any other litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation. Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

NOTE 12- DISCONTINUED OPERATIONS

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

NOTE- 13 SUBSEQUENT EVENTS

None as of the date of this filing.

