Form 10-K/A
period 2015-11-30
Daniels Corporate Advisory Company, Inc.
filed 2016-03-22
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

 Explanatory Note

A formal record of several events were added as foot notes to appropriate sections of the 10-K document.  This was done to establish the time of formal business relationships and/or benefits to the Company.

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

On January 5, 2016, the Company retained the services of two advisors; Goldbird Limited and Pinnacle Projects, Inc. The former received a retainer of 100,000 Preferred Shares to provide acquisition enhance services and the later 55,000 Preferred Shares for administrative services for corporate development.

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

In an effort to limit company losses, as of December 30, 2015, Arthur D. Viola, Chairman & CEO exchanged his entire stock award allotment valued at $980,753 for fiscal 2015 for the issuance of $100,000 of Preferred Stock with no conversion rights.

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

Date: March 22, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ ARTHUR D. VIOLA	President and Chief Executive Officer	March 22, 2016
Arthur D. Viola	(Principal Executive Officer) Acting Chief Financial Officer
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

