Form 10-Q
period 2016-02-29
Daniels Corporate Advisory Company, Inc.
filed 2016-04-20
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

(347) 242-3148

(Registrant’s telephone number, including area code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

As of April 18, 2016 the registrant had 1,699,893,983 shares of common stock outstanding.

Daniels Corporate Advisory Company, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Daniels Corporate Advisory Company, Inc.

Consolidated Balance Sheets

	February 29, 2016	November 30, 2015

Assets
Current Assets
Cash and cash equivalents	$34,769	$22,941
Deposits	35,000	27,500
Investments	6,640	8,026

Total Current Assets	$76,409	$58,467

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$814,930	$803,959
Derivative Liability	387,345	383,396
Note payable net of discount of $56,480 and $108,732	197,410	172,896
Total Current Liabilities	1,399,685	1,360,251
Commitments and Contingencies (Note 6)
Daniels Corporate Advisory Company, Inc. (“DCAC”) Shareholders’ Deficit
Preferred Stock, $.001 par value; 100,000 shares authorized 100,000 issued and outstanding 2/29/2016 and 11/30/2015	100	100
Common Stock, $.001 par value; 5,000,000,000 shares authorized 518,404,664 and 86,462,512 shares issued and outstanding 2/29/2016 and 11/30/2015	518,405	86,463
Additional paid-in-capital	6,142,638	6,181,755
Accumulated deficit	(7,926,710)	(7,513,779)
Accumulated other comprehensive (loss)	(57,709)	(56,323)
Total Equity(Deficit)	(1,323,276)	(1,301,784)
Total liabilities and equity(Deficit)	$76,409	$58,467

“The accompanying notes are an integral part of these financial statements”

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Operations

	For the Three Months Ended
	February 29, 2016	February 28, 2015

Revenues	$0	$0

Operating Expenses	84,522	58,310

Net Income(Loss) from Operations	(84,522)	(58,310)

Other Income (Expense):
Derivative expense	(256,344)	0
Gain (loss) on debt retirement	(27,223)	229
Interest (income) expense	(40,893)	(13,672)
Derivative liability gain (loss)	(3,949)	0
	(328,409)	(13,443)
Net Income(Loss) Before
Provision for Income Taxes	(412,931)	(71,753)

Provision for income taxes	0	0

Net Income(Loss) before discontinued operations	(412,931)	(71,753)

Net Income (Loss) from discontinued operations	0	78,393

Net Income(Loss)	$(412,931)	$6,640

Basic and Diluted Loss Per Share before discontinued operations	$(0.00)	$(0.01)

Basic and Diluted Loss Per Share discontinued operations	$0.00	$0.01

Basic and Diluted Loss Per Share	$(0.00)	$0.00

Weighted average number of shares outstanding	380,613,356	10,791,319

“The accompanying notes are an integral part of these financial statements”

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Cash Flows

	For the Three Months Ended
	February 29, 2016	February 28, 2015

Cash flows from operating activities:
Net income (loss)	$(412,931)	$6,640
Gain on debt conversions	27,223	0
(Gain) loss on derivative liability	3,949	(229)
Debt discount amortization	40,893	19,919
Derivative expense	256,344	0
Realized (gain)loss on securities	(1,386)	0

(Increase) decrease in prepaid expenses	(7,500)	0
(Increase) decrease in other assets	0	(6,247)
(Increase) decrease in accounts receivable	0	4,372
Increase (decrease) in accounts payable and accrued expenses	10,971	64,047
Net cash used in operating activities	(82,437)	88,502
Cash flows from investing activities:

Investment in for sale securities	0	0
Net cash provided (used) by investing activities	0	0
Cash flows from financing activities:
Payments on convertible notes	(65,735)	0
Issuance of note receivable	0	(135,000)
Proceeds from convertible notes	160,000	37,500
Net cash provided (used) by financing activities	94,265	(97,500)

Increase in cash and equivalents	11,828	(8,998)

Cash and cash equivalents at beginning of period	22,941	89,733

Cash and cash equivalents at end of period	$34,769	$80,735

“The accompanying notes are an integral part of these financial statements”

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Cash Flows

	For the Three Months Ended
	February 29, 2016	February 28, 2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest	$0	$0

Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain (loss) on securities	$(1,386)	$0

Common stock issued for compensation	$0	$0

Equity for debt conversions	$198,575	$0

“The accompanying notes are an integral part of these financial statements”

6

Daniels Corporate Advisory Company, Inc.

Consolidated Statement of Comprehensive Income (Loss)

	For the Three Months Ended
	February 29, 2016	February 28, 2015
	“Audited”	“Audited”

Net loss	$(412,931)	$6,640

Other comprehensive income (loss)	0	0

Unrealized gains (losses) arising during the period	(1,386)	0
Comprehensive income (loss)	$(414,317)	$6,640

“The accompanying notes are an integral part of these financial statements”

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Daniels Corporate Advisory Company, Inc. (The company) was incorporated in the State of Nevada on May 2, 2002. The Company was organized to offer: (a) corporate financial consulting and (b) merchant banking services for public and private client companies interested in implementing Daniels developed, agreed upon, accelerated growth strategies; including MBO/LBO, Roll-up Transactions. Merchant banking includes equity funding of the growth of client and service companies, as well as funding equity of small public companies. The business became a subsidiary in late 2003 as a result of INfe Human Resources, Inc. (a publicly quoted Nevada Company) acquiring the common stock of Daniels Corporate Advisory Company, Inc. During August 24010, INfe Human Resources, Inc. underwent a name change to Rhino Human Resources, Inc., but is still public and trades under the same (original) stock symbol: “IFHR.”

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

Risk and Uncertainties:

Our future results of operations and financial condition will be impacted by the following factors, among others: our lack of capital resources, dependence on third-party management to operate the companies in which we invest and dependence on the successful development and marketing of any new products in new and existing markets. Generally, we are unable to predict the future status of these areas of risk and uncertainty. However, negative trends or conditions in these areas could have an adverse effect on our business.

Cash and Cash Equivalents:

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company maintains its cash accounts at several financial institutions, which at times may exceed the insurable FDIC limit, but management believes that there is little risk of loss.

Fair Value of Financial Instruments:

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Investments:

Our investments consist of common stock of publicly quoted companies and are valued based on the closing stock price. We account for our investments in accordance with ASC Topic 320, Investments. We have designated our investments at February 28, 2013 as available-for-sale and reported these investments at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). We determined the fair value of these investments based on the closing quoted stock price on February 29, 2016. We base the cost of the investment sold on the specific identification method using market rates.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the three months ended February 29, 2016 and February 28, 2015:

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	11/30/2015	11/30/2014
Net (Loss)	$(412,931)	$6,640

Weighted-average common shares outstanding basic

Weighted-average common stock	380,613,356	10,791,319
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding- basic and diluted	380,613,356	10,791,319

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

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Currently the Daniels has projected $7,926,710 as of February 29, 2016 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the recorded to date.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company currently rents space from Arthur Viola, CEO and shareholder. This is a month to month rental and there is no commitment beyond each month. The monthly rent is $2,025 and three months was expensed in the quarter ending February 29, 2016.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has recurring operating losses, and as of February 29, 2016 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long term commitments.

Contingencies:

None

NOTE 6 - LEGAL PROCEEDINGS

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

NOTE 7- INCOME TAXES

As of February 29, 2016, the Company had approximately $2,695,081 in net operating loss carry forwards for federal income tax purposes which expire between 2017 and 2033. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	29-Feb-16	30-Nov-15
Net operating loss carry forwards valuation available	$7,926,710	$7,513,779

Less: Valuation Allowances	7,926,710	7,513,779
Deferred Tax Asset	$0	$0

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $2,695,081 at February 28, 2015. The Company did not utilize any NOL deductions for the full fiscal year ended November 30, 2015.

Note 8 - DERIVATIVE LIABILITIES

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

The Company’s derivative liability is an embedded derivative associated with one of the Company’s convertible promissory notes. The convertible promissory note was issued on February 23, 2015, (the “Note”), is a hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4. The embedded derivative feature includes the conversion feature to the Note. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The embedded derivative within the note have been valued using the Black Scholes approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

As of February 29, 2016 and November 30, 2015, the estimated fair value of derivative liability was determined to be $387,345 and $383,396, respectively. For the quarter ended February 29, 2016, new derivative liability was recognized of $256,344. During the three months ended February 29, 2016, amortization of $40,893 was recorded against the discount. The change in the fair value of derivative liabilities for the nine months ended February 29, 2016 was $3,949 resulting in an aggregate loss on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	387,345	-	-	387,345	387,345
Total derivative liabilities	$387,345	$-	$-	$387,345	$387,345

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended February 29, 2016:

Derivative Liability
Fair value, December 1, 2015	$383,396
Additions	256,344
Change in fair value	(3,949)
Transfers in and/or out of Level 3	(248,446)
Fair value, February 28, 2015	$387,345

Note 9 - NOTE RECEIVABLE

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

PART I

ITEM 2. MANAGEMNT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Overview

Daniels Corporate Advisory has established a permanent base upon which to provide the corporate strategy consulting services noted below, through a variety of methods: including the issunace of additional shares in private placement and/or issuance of anti-dilutive Convertible Preferred Stock and loans from senior officers to provide the necessary working capital of the Company to sustain activities under any consulting assignment obtained through the networking of senior executives or through the initial purchase of rights to be the provider of choice to offer a financial specialty package including corporate strategy to clients of other financial/business services companies. While rights agreements of this nature are not typical, senior management, drawing on personal contacts and those of credential members of its Corporate Strategy Advisory Board believes that offering to provide a very select service that would be very costly to duplicate with permanent in-house professionals and will augment other financial services already being offered/implemented by the financial/business services firm (a referral generator) entering into the rights agreement with Daniels Corporate Advisory, will be an acceptable additional option. However, there is no assurance that has time goes by a client may decide to enter our business and there is no provision in our agreement to prevent that from happening. However, our senior management believes that our success with the ultimate client, the client network member of a financial/business services client, will determine whether Daniels Corporate Advisory retains the client or not.

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

Daniels is developing direct methods for the acquisition of clients, namely advertising in industry niches of interest and subsequent referral by a stockholder or partner. Name brand recognition is expected to be created after one or two successful corporate strategy assignments and the publicizing of these events on web sites related to this specialty, ours and theirs, on the worldwide web.

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

●     Business Strategy - Current Operational Strategy & Current Client Projects:

Daniels creates and implements corporate strategy alternatives for the mini-cap public or private company client. The addition of new business opportunities and the location of professional talent for implementation is anticipated through the full-time efforts of our senior management. These efforts are to be expanded in the US and in Foreign capitals by an expanding advisory board and through the networks of independent consultants. Principals of the respective client company will open their networks to augment professional access for specialties the Daniels corporate strategy consultants believe are needed in a jointly-venture, (jointly-controlled) undertaking created for the client’s optimum growth.

Daniels may provide the client with multiple corporate strategies / opportunities including joint-ventures, marketing opportunity agreements and/or potential acquisitions structured in LBO format. One or a combination of these strategies would allow the client to enter new market niches or expand further into existing ones.

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

Other Start-Up Potentials in discussions/negotiations at the current time include one in Merchant Finance and one in Construction - specifically, the reconstruction of disaster damaged properties.

●     OPTIMUM GROWTH STRATEGY:

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

We believe our business model to be scalable. Based upon the potential success of the initial corporate strategy consulting assignments creating our uplifting to a major Stock Exchange, Daniels may entertain the creation of a franchising plan for key US Cities and Foreign Capitals or Finance Centers.

●     Sales and Marketing

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

●     Competition

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

The “collective” corporate financial services, including merchant banking / private equity, are very competitive and fragmented in the Company’s market niche. There are limited barriers to entry and new competitors frequently enter the market. A significant number of our competitors possess substantially greater resources. We are and will continue to offer equity compensation to our team of Advisory Board Members, and independent strategy consultants in order to keep a stable, cohesive team of professionals, which is necessary and key to the creation of operating and capital solutions in a timely fashion.

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Arthur D. Viola, our sole officer and director and controlling stockholder. As of February 29, 2016, we had $34,769 in cash and cash equivalents and a working capital deficit.

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

Results of Operations – For the Three Months ended February 29, 2016

Revenues

The Company did not have sales for the quarters ending February 29, 2016 or February 28, 2015.

Operating Expenses

During the three months ended February 29, 2016, we incurred $84,522 in expenses, compared to $58,310 in the same period ended February 28, 2015 an increase of $26,212. Our major cost is wages which was remained constant $25,000 in the current quarter. This quarter saw an increase in consulting expenses as we continue to develop our logistics business internally.

Other Income and Expenses

During the first quarter ending February 29, 2016 we incurred derivative expense charge of $256,344 which accounted for most of the increase in other charges. The Company also incurred interest expense charges of $40,893 for the quarter which is an increase from the prior quarter as well.

Net Income

The Company had a net loss for the three months ended February 29, 2016 of $412,931 compared to a net income of $6,640 for the three months ended February 28, 2015. This increase of $419,571 was in majority due to our logistics subsidiary slowdown which was discontinued during the 2015 fiscal year.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of February 28, 2014. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of February 29, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and PFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2015 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, our CEO and CFO have concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have different disclosure requirements than other public companies as an Emerging Growth Company (EGC).

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

Mr. Viola owns 2,454,500 shares of our common stock as well as 100,000 shares of the Daniels Corporate Advisory preferred stock which has voting rights equal to 500 shares of the Daniels Corporate Advisory common stock for every one share of Daniels Corporate Advisory preferred stock held, which equates to common stock voting rights of 52,454,500 shares of the Daniels Corporate Advisory common stock which amount exceeds our current outstanding shares of common stock. The result of Mr. Viola’s the ownership and voting rights to our common stock allows Mr. Viola to have voting control on all matters submitted to our stockholders for approval and to be able to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions. Additionally, this concentration of voting power could discourage or prevent a potential takeover of Daniels Corporate Advisory that might otherwise result in your receiving a premium over the market price for your common stock.

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

The stated listing requirements for the OTCBB are as follows:

●	Fully reporting with the Securities and Exchange Commission;

●	Not a black check or inactive company;

●	Minimum of 40 stockholders of record holding at least 100 shares each (note: this number is informal and has been moving up);

●	Directors, officers, and stockholders will be scrutinized for previous involvements in other OTCBB companies, in particular, blank check companies; and

●	Must have a market maker submit a Rule 15c211 application to FINRA and agree to act as market maker for securities of company.

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

If our shares become publicly quoted, our shares of common stock will most likely be “penny stocks” because they most likely will not be registered on a national securities exchange or listed on an automated quotation system sponsored by a registered national securities association, pursuant to Rule 3a51-1(a) under the Exchange Act. For any transaction involving a penny stock, unless exempt, the rules require:

●	That a broker or dealer approve a person’s account for transactions in penny stocks; and

●	That the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

●	Sets forth the basis on which the broker or dealer made the suitability determination; and

●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

●	Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

●	The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal quarter ending February 29, 2015 the company issued 431,942,152 shares of unregistered common stock to for various convertible loan conversions to qualified investors.

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

Dated: April 20, 2016
Daniels Corporate Advisory Company, Inc.
(Registrant)

	By:	/s/ Arthur D. Viola
Arthur D. Viola
Chief Executive Officer
and Chief Financial Officer

