Form 10-Q
period 2016-05-31
Daniels Corporate Advisory Company, Inc.
filed 2016-12-08
CIK 1498291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

OR
  ☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 333-169128

DANIELS CORPORATE ADVISORY COMPANY, INC.
(Exact name of Registrant as specified in its charter)

Nevada	04-3667624
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Parker Towers, 104-60, Queens Boulevard
12th Floor	11375
Forest Hills, New York 11375

(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of December 7, 2016 the registrant had 2,686,756,136 Shares of Common Stock Outstanding.

Daniels Corporate Advisory Company, Inc.

Daniels Corporate Advisory Company, Inc.
Consolidated Balance Sheets

	May 31, 2016	November 30, 2015
	"Unaudited"	"Unaudited"
Assets
Current Assets
Cash and cash equivalents	$3,958	$22,941
Deposits	0	27,500
Investments	8,563	8,026

Total Current Assets	$12,521	$58,467

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$702,130	$803,959
Derivative Liability	138,454	383,396
Note payable net of discount of $0 and $108,732	222,000	172,896
Total Current Liabilities	1,062,584	1,360,251
Related Party - Stockholder loans	10,200	0
Total Liabilities	1,072,784	1,360,251
Commitments and Contingencies (Note 6)
Daniels Corporate Advisory Company, Inc.("DCAC") Shareholders' Deficit
Preferred Stock, $.001 par value; 100,000 shares authorized
100,000 issued and outstanding 5/31/2016
and 11/30/2015	100	100
Common Stock, $.001 par value; 5,000,000,000 shares
authorized 2,531,756,136 and 86,462,512 shares issued
and outstanding 5/31/2016 and 11/30/2015	2,531,756	86,463
Additional paid-in-capital	4,636,922	6,181,755
Accumulated deficit	(8,173,255)	(7,513,779)
Accumulated other comprehensive (loss)	(55,786)	(56,323)
Total Equity(Deficit)	(1,060,263)	(1,301,784)
Total liabilities and equity(Deficit)	$12,521	$58,467

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
	"Unaudited"	"Unaudited"	"Unaudited"	"Unaudited"

Revenues	$0	$0	$0	$0

Operating Expenses	151,490	385,272	236,012	445,050

Net Income(Loss) from Operations	(151,490)	(385,272)	(236,012)	(445,050)

Other Income (Expense):
Derivative expense	0	34,741	(256,344)	34,970
Gain(loss) on debt retirement	0	0	(27,223)	0
Gain on sale of stock	3,130	0	3,130	0
Interest (income)expense	(56,480)	(110,342)	(97,373)	(124,019)
Derivative liability gain(loss)	(41,705)	0	(45,654)	0
	(95,055)	(75,601)	(423,464)	(89,049)
Net Income(Loss) Before
Provision for Income Taxes	(246,545)	(460,873)	(659,476)	(534,099)

Provision for income taxes	0	0	0	0

Net Income(Loss) before discontinued operations	(246,545)	(460,873)	(659,476)	(534,099)

Net Income Loss dicontinued operations	0	14,500	0	94,366

Net Income(Loss)	$(246,545)	$(446,373)	$(659,476)	$(439,733)

Basic and Diluted Loss Per Share before discontinued operations	$(0.00)	$(0.04)	$(0.00)	$(0.04)

Basic and Diluted Loss Per Share discontinued operations	$0.00	$0.00	$0.00	$0.01

Basic and Diluted Loss Per Share	$(0.00)	$(0.04)	$(0.00)	$(0.03)

Weighted average number
of shares outstanding	1,871,734,354	12,390,352	1,126,173,855	12,775,736

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	May 31, 2016	May 31, 2015
	"Unaudited"	"Unaudited"
Cash flows from operating activities:
Net income (loss)	$(659,476)	$(439,733)
Gain on debt conversions	69,219	0
(Gain)loss on derivative liability	45,654	(34,741)
Debt discount amortization	97,373	136,739
Derivative expense	256,344	0
Stock issued for services	51,850	258,376

(Increase)decrease in prepaid expenses	(27,500)	0
(Increase)decrease in other assets	0	(12,954)
(Increase)decrease in accounts receivable	0	4,530
Increase(decrease) in accounts payable and accrued expenses	(101,829)	41,661
Net cash used in operating activities	(268,365)	(46,122)
Cash flows from investing activities:

Proceeds from sale securities	3,082	0
Net cash provided(used) by investing activities	3,082	0
Cash flows from financing activities:
Payments on convertible notes	(49,200)	0
Issuance of note receivable	0	(135,000)
Proceeds from related party loans	10,200	0
Proceeds from convertible notes	285,300	250,150
Net cash provided(used) by financing activities	246,300	115,150

Increase in cash and equivalents	(18,983)	69,028

Cash and cash equivalents at beginning of period	22,941	89,733

Cash and cash equivalents at end of period	$3,958	$158,761

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Cash Flows

	For the Six Months Ended
	May 31, 2016	May 31, 2015
	"Unaudited"	"Unaudited"
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest	$0	$0

Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain (loss) on securities	$537	$4

Common stock issued for compensation	$51,850	$0

Equity for debt conversions	$363,765	$0

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statement of Comprehensive Income (Loss)

	For the Six Months Ended
	May 31, 2016	May 31, 2015
	"Unaudited"	"Unaudited"

Net loss	$(659,476)	$(439,733)

Other comprehensive income (loss)	0	0

Unrealized gains(losses) arising during the period	537	4
Comprehensive income (loss)	$(658,939)	$(439,729)

"The accompanying notes are an integral part of these financial statements"

NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION

Daniels Corporate Advisory Company, Inc.(The company) was incorporated in the State of Nevada on May 2, 2002. The Company was organized to offer: (a) corporate financial consulting and (b) merchant banking services for public and private client companies interested in implementing Daniels developed, agreed upon, accelerated growth strategies; including MBO/LBO, Roll-up Transactions. Merchant banking includes equity funding of the growth of client and service companies, as well as funding equity of small public companies. The business became a subsidiary in late 2003 as a result of INfe Human Resources, Inc. (a publicly quoted Nevada Company) acquiring the common stock of Daniels Corporate Advisory Company, Inc.   During August 24010, INfe Human Resources, Inc. underwent a name change to Rhino Human Resources, Inc., but is still public and trades under the same (original) stock symbol: "IFHR."
The company has a growth goal of providing advisory services to business services as well as non-business services client companies. The company works with companies seeking to create and/or acquire adjunct service businesses, whose services will initially provide better lifestyles for its existing workforce, and ultimately will be packaged, on an additional profit center basis, for sale to other small companies for the retention of their employees. The profits generated from all the financial consulting assignments will be available for venture investment in public or private client companies, as well as other quality business concept/operating companies, both public and private; through the Daniels' Merchant Bank Division.
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

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

We have prepared the accompanying condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") including the instructions to Form S-1 and Rule 10-01 of Regulation S-X.  Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  We believe these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and consolidated results of operations for the periods presented.

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

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB Codification:

  In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, ("Codification") effective for interim and annual reporting periods ending after September 15, 2009. This statement establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Annual Report now refer to the Codification topic section rather than a specific accounting rule as was past practice.

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

Fair Value of Financial Instruments:

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 " Fair Value Measurements and Disclosures " (ASC 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include investments in available-for-sale securities and accounts payable and accrued expenses.    The Company has also applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

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

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The indicators that we use to identify those events and circumstances include:

●	the investee's revenue and earnings trends relative to predefined milestones and overall business prospects;

●	the general market conditions in the investee's industry or geographic area, including regulatory or economic changes;

●	factors related to the investee's ability to remain in business, such as the investee's liquidity, debt ratios, and the rate at which the investee is using its cash; and

●
the investee's receipt of additional funding at a lower valuation. If an investee obtains additional funding at a valuation lower than our carrying amount or a new round of equity funding is required for the investee to remain in business, and the new round of equity does not appear imminent, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

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

Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the six months ended Mat 31, 2016 and 2015:

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	5/31/2016	5/31/2015
Net (Loss)	$(659,476)	$(439,733)

Weighted-average common shares outstanding basic

Weighted-average common stock	1,126,173,855	12,775,736
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding- basic and diluted	1,126,173,855	12,775,736

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

The Company adopted the provisions of FASB ASC 740-10 " Uncertainty in Income Taxes " (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10.  If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Currently the Daniels has projected $8,173,255 as of May 31, 2016 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the recorded to date.

NOTE 3-   RELATED PARTY TRANSACTIONS

The Company currently rents space from Arthur Viola, CEO and shareholder. This is a month to month rental and there is no commitment beyond each month. The monthly rent is $2,025 and three months was expensed in the quarter ending May 31, 2016. During the three months ended May 31, 2016 our President Arthur Viola infused $10,200 in advances for working capital. These funds were advanced interest free with no payback terms of twelve months and one day.

NOTE 4-   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has recurring operating losses, and as of May 31, 2016 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's capital requirements will depend on many factors including the success of the Company's development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 5-   COMMITMENTS AND CONTINGENCIES

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
We are not engaged in any other litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation.  Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

NOTE 7- INCOME TAXES

As of May 31, 2016, the Company had approximately $8,173,255 in net operating loss carry forwards for federal income tax purposes which expire between 2017 and 2033.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company's use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	31-May-16	30-Nov-15
Net operating loss carry forwards valuation available	$8,173,255	$7,513,779

Less: Valuation Allowances	-8,173,255	7,513,779
Deferred Tax Asset	$0	$0

In accordance with FASB ASC 740 "Income Taxes", valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $8,173,255 at May 31, 2016. The Company did not utilize any NOL deductions for the full fiscal year ended November 30, 2015.

Note 8  -  DERIVATIVE LIABILITIES

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

The Company's derivative liability is an embedded derivative associated with one of the Company's convertible promissory notes. The convertible promissory notes issued, (the "Note"), are a hybrid instrument which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4.  The embedded derivative feature includes the conversion feature to the Note. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The embedded derivative within the note have been valued using the Black Scholes approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company's statements of operations as "change in the fair value of derivative instrument".

As of May 31, 2016 and November 30, 2015, the estimated fair value of derivative liability was determined to be $138,454 and $383,396, respectively. For the quarter ended May 31, 2016, new derivative liability was recognized of $138,454. During the nine months ended May 31, 2016, amortization of $97,373 was recorded against the discount. The change in the fair value of derivative liabilities for the nine months ended May 31, 2016 was $45,654 resulting in an aggregate loss on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	138,454	-	-	138,454	138,454
Total derivative liabilities	$138,454	$-	$-	$138,454	$138,454

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended May 31, 2016:

Derivative Liability
Fair value, December 1, 2015	$383,396
Additions	256,344
Change in fair value	45,654
Transfers in and/or out of Level 3	(546,940)
Fair value, May 31, 2016	$138,454

Note 9  -  NOTE RECEIVABLE

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
•            Business Strategy - Current Operational Strategy & Current Client Projects:

Daniels creates and implements corporate strategy alternatives for the mini-cap public or private company client.  The addition of new business opportunities and the location of professional talent for implementation is anticipated through the full-time efforts of our senior management.  These efforts are to be expanded in the US and in foreign capitals by an expanding advisory board and through the networks of independent consultants.  Principals of the respective client company will open their networks to augment professional access for specialties the Daniels corporate strategy consultants believe are needed in a jointly-venture, (jointly-controlled) undertaking created for the client's optimum growth.
Daniels may provide the client with multiple corporate strategies /opportunities including joint-ventures, marketing opportunity agreements and/or potential acquisitions structured in LBO format. One or a combination of these strategies would allow the client to enter new market niches or expand further into existing ones.
The Goal:  Within twenty-four months from commencement of a Corporate Strategy Assignment, financial results, aided by all participating players, should be forthcoming and recorded in SEC Filings.  At the same time, a senior management team and Board expanded with highly-credible interim (or permanent) professionals (directors) will be provided  in order to successfully navigate the listing process of a major Stock Exchange.  While Daniels believes this process should be successful in the above-noted, time period, there is some uncertainty in the process which is dependent upon any past issues the listing committee of a specific exchange may deem necessary to be addressed prior to uplifting.
A similar effort will be provided to tailor an optimum growth program for the private company client, whether it chooses to remain private or to become a public company through alternative merger opportunities.

Current Projects: Start-Up Subsidiaries to be Expanded in Fiscal 2016.
Just after the Close of Fiscal 2015, Daniels Food & Beverage Group was launched and continues to grow and meet initial objectives.   The Company purchased a permanent option for $27,500 to provide advisory and some capital to acquire a candidate for the Italian Cafe's segment of its announced business model.  The initial target company does approximately $185,000 in revenues and generates a profit of $75,000.  The total purchase price is $100,000 with the option value contributed as part payment.  An operating partner corporation with significant, related experience is joint-venturing with Daniels in the further build-out of the Italian Cafe's segment of the Food & Beverage Group.  Daniels intends to consummate this transaction during the first half of the current fiscal year.
Further expansion of the Consulting segment of our business model and that of the Food & Beverage Group is anticipated through our Letter Of Intent with Island Hospitality Concepts, Inc. ("IHC").   This Consulting Group develops and executes on restaurant themes for expansion in the Islands, initially concentrating in the Dominican Republic.  It has a successful 30 year history and has already developed several profitable island brands that can be built out further through a Daniels incubation project and them offered through a Franchising Program.
Other Start-Up Potentials in discussions/negotiations at the current time include one in Merchant Finance and one in Construction - specifically, the reconstruction of disaster damaged properties.
•            OPTIMUM GROWTH STRATEGY:

Twelve to Twenty four Month Horizons for Daniels ' Objectives:
Daniels' believes that the validity of its corporate strategy model will be proven further through the success of several of its client/incubation/subsidiary deals.   The Company plans to use its publicly traded common stock, in a variety of securities packages, including anti-dilutive Convertible Preferred, to finance a subsidiary start-up, initially for generic sales/profits growth.  Subsequent growth options noted above will be applied as external growth becomes a secondary goal.  This method of two stage (generic and then external) growth is designed to leave existing client management with commanding equity and operating control positions.  Eventually, an optimum exit strategy will be developed for the subsidiary, one that returns a significant return on corporate (parent) capital.  The choices of optimum exit strategies could include bringing a subsidiary public, directly, or merging it with a public company operating in one of the more profitable niches of the specific market designated for expansion.  The same corporate strategy model can/will be applied to any independent mini-cap public client.
We believe our business model to be scalable. Based upon the potential success of the initial corporate strategy consulting assignments creating our uplifting to a major Stock Exchange, Daniels may entertain the creation of a franchising plan for key US Cities and Foreign Capitals or Finance Centers.
•            Sales and Marketing

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
•            Competition

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
The "collective" corporate financial services, including merchant banking/private equity, are very competitive and fragmented in the Company's market niche. There are limited barriers to entry and new competitors frequently enter the market. A significant number of our competitors possess substantially greater resources. We are and will continue to offer equity compensation to our team of Advisory Board Members, and independent strategy consultants in order to keep a stable, cohesive team of professionals, which is necessary and key to the creation of operating and capital solutions in a timely fashion.

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Arthur D. Viola, our sole officer and director and controlling stockholder.  As of May 31, 2016, we had $3,958 in cash and cash equivalents and a working capital deficit.

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

Results of Operations – For the Three Months ended May 31, 2016

Revenues

The Company did not have sales for the quarters ending May 31, 2016 or February 28, 2015.

Operating Expenses

During the three months ended May 31, 2016, we incurred $151,490 in expenses, compared to $385,272 in the same period ended May 31, 2015 a decrease of $233,782. Our major cost is wages which was remained constant $25,000 in the current quarter. This quarter saw an increase in consulting expenses as we continue to develop our logistics business internally.

Other Income and Expenses

During the quarter ending May 31, 2016 we incurred a change in derivative liabilities of $41,705 which accounted for most of the increase in other charges. The Company also incurred interest expense charges of $56,480 for the quarter which is an increase from the prior quarter as well.

Net Income

The Company had a net loss for the three months ended May 31, 2016 of $246,545 compared to a net income of $460,873 for the three months ended May 31, 2015. This decrease of $214,328 was in majority due to our logistics subsidiary slowdown which was discontinued during the 2015 fiscal year.

Results of Operations – For the Six Months ended May 31, 2016

Revenues

The Company did not have sales for the six months ending May 31, 2016 or 2015.

Operating Expenses

During the six months ended May 31, 2016, we incurred $236,012 in expenses, compared to $445,050 in the same period ended May 31, 2015 a decrease of $209,038. Our major cost is wages which was remained constant $50,000 in the current quarter. This quarter saw an increase in consulting expenses as we continue to develop our logistics business internally.

Other Income and Expenses

During the six months ending May 31, 2016 we incurred derivative expense charge of $256,344 which accounted for most of the increase in other charges. The Company also incurred interest expense charges of $90,373 for the quarter which is an increase from the prior quarter as well.

Net Income

The Company had a net loss for the six months ended May 31, 2016 of $659,476 compared to a net loss of $534,099 for the six months ended May 31, 2015. This increase of $125,377 was in majority financing cost highlighted in other expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Our management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of May 29, 2014. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of May 29, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.

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

Management's Report on Internal Control over Financial Reporting

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

Subject to the Company's ability to obtain financing and hire additional employees, the Company expects to be able to design and implement effective internal controls in the future that address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, our CEO and CFO have concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II

 ITEM 1.    LEGAL PROCEEDINGS

On May 29, 2015, we were notified that Lazarus Logistics and Consultants Corp. threatened to file a lawsuit against us alleging breach of contract, with a request for specific performance, breach of contract on a loan agreement.  A settlement has been negotiated as of the date of this report.
We are not engaged in any other litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation.  Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

Item 1A.	Risk Factors.

Not applicable
ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

During the nine months ended February 28, 2016 the company issued 2,445,303,623 shares of unregistered common stock to for various convertible loan conversions to qualified investors.

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

Dated November 18, 2016
Daniels Corporate Advisory Company, Inc.
(Registrant)

By:	/s/ Arthur D. Viola
Arthur D. Viola
Chief Executive Officer
and Chief Financial Officer