Form 10-Q
period 2016-08-31
Daniels Corporate Advisory Company, Inc.
filed 2016-12-08
CIK 1498291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

Daniels Corporate Advisory Company, Inc.

Daniels Corporate Advisory Company, Inc.
 Consolidated Balance Sheets

	August 31, 2016	November 30, 2015
	"Unaudited"	"Unaudited"
Assets
Current Assets
Cash and cash equivalents	$2	$22,941
Deposits	0	27,500
Investments	8,563	8,026

Total Current Assets	$8,565	$58,467

Liabilities and Equity(Deficit)

Current liabilities
Accounts payable and accrued expenses	$735,129	$803,959
Derivative Liability	341,351	383,396
Note payable net of discount of $0 and $108,732	222,000	172,896
Total Current Liabilities	1,298,480	1,360,251
Related Party - Stockholder loans	10,200	0
Total Liabilities	1,308,680	1,360,251
Commitments and Contingencies (Note 6)
Daniels Corporate Advisory Company, Inc.("DCAC") Shareholders' Deficit
Preferred Stock, $.001 par value; 100,000 shares authorized 100,000 issued and outstanding 8/31/2016 and 11/30/2015	100	100
Common Stock, $.001 par value; 5,000,000,000 shares authorized 2,686,796,136 and 86,462,512 shares issued and outstanding 8/31/2016 and 11/30/2015	2,686,796	86,463
Additional paid-in-capital	4,497,382	6,181,755
Accumulated deficit	(8,428,607)	(7,513,779)
Accumulated other comprehensive (loss)	(55,786)	(56,323)
Total Equity(Deficit)	(1,300,115)	(1,301,784)
Total liabilities and equity(Deficit)	$8,565	$58,467

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
	"Unaudited"	"Unaudited"	"Unaudited"	"Unaudited"

Revenues	$0	$0	$0	$0

Operating Expenses	36,955	562,469	288,467	1,068,977

Net Income(Loss) from Operations	(36,955)	(562,469)	(288,467)	(1,068,977)

Other Income (Expense):
Derivative expense	(183,333)	0	(439,677)	0
Gain(loss) on debt retirement	0	0	(27,223)	0
Gain on sale of stock	0	0	3,130	0
Interest (income)expense	0	(96,598)	(97,373)	(220,617)
Derivative liability gain(loss)	(19,564)	17,829	(65,218)	52,799
	(202,897)	(78,769)	(626,361)	(167,818)
Net Income(Loss) Before
Provision for Income Taxes	(239,852)	(641,238)	(914,828)	(1,236,795)
Provision for income taxes	0	5,775	0	5,775

Net Income(Loss) before discontinued operations	(239,852)	(647,013)	(914,828)	(1,242,570)

Net Income Loss dicontinued operations	0	82,881	0	107,320

Net Income(Loss)	$(239,852)	$(564,132)	$(914,828)	$(1,135,250)

Basic and Diluted Loss Per Share before discontinued operations	$(0.00)	$(0.02)	$(0.00)	$(0.06)

Basic and Diluted Loss Per Share discontinued operations	$0.00	$0.00	$0.00	$0.01

Basic and Diluted Loss Per Share	$(0.00)	$(0.01)	$(0.00)	$(0.05)

Weighted average number
of shares outstanding	2,686,796,136	37,751,652	1,594,701,282	21,127,708

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	August 31, 2016	August 31, 2015
	"Unaudited"	"Unaudited"
Cash flows from operating activities:
Net income (loss)	$(914,828)	$(1,135,250)
Gain on debt conversions	69,219	0
Realized gain(loss) on securities	0	11,850
(Gain)loss on derivative liability	65,218	52,799
Debt discount amortization	97,373	233,570
Derivative expense	439,677	0
Stock issued for services	67,350	603,830

(Increase)decrease in prepaid expenses	(27,500)	3,136
(Increase)decrease in other assets	0	(12,954)
(Increase)decrease in accounts receivable	0	4,530
Increase(decrease) in accounts payable and accrued expenses	(68,830)	60,160
Net cash used in operating activities	(272,321)	(178,329)
Cash flows from investing activities:

Proceeds(purchases) from sale securities	3,082	(15,300)
Net cash provided(used) by investing activities	3,082	(15,300)
Cash flows from financing activities:
Payments on convertible notes	(49,200)	(62,500)
Issuance(payments) of note receivable	0	(135,000)
Proceeds from related party loans	10,200	0
Proceeds from convertible notes	285,300	447,510
Net cash provided(used) by financing activities	246,300	250,010

Increase in cash and equivalents	(22,939)	56,381

Cash and cash equivalents at beginning of period	22,941	89,733

Cash and cash equivalents at end of period	$2	$146,114

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	August 31, 2016	August 31, 2015
	"Unaudited"	"Unaudited"
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest	$0	$0

Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain (loss) on securities	$537	$4

Common stock issued for compensation	$67,350	$603,830

Equity for debt conversions	$363,765	$0

"The accompanying notes are an integral part of these financial statements"

Daniels Corporate Advisory Company, Inc.
Consolidated Statement of Comprehensive Income (Loss)

	For the Nine Months Ended
	August 31, 2016	August 31, 2015
	"Unaudited"	"Unaudited"

Net loss	$(914,828)	$(1,135,250)

Other comprehensive income (loss)	0	0

Unrealized gains(losses) arising during the period	537	4
Comprehensive income (loss)	$(914,291)	$(1,135,246)

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
The Company formed on October 11, 2013 Daniel's Logistics Inc. a wholly owned operating subsidiary in the field of logistics was incorporated in the state of Nevada to take advantage of niche operating opportunities and possible acquisitions in the logistics field. During the quarter ending August 31, 2015 the Company discontinued these operations until further analysis could be done on the overall effectiveness of all Company operations.

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

Investments:

Our investments consist of common stock of publicly quoted companies and are valued based on the closing stock price. We account for our investments in accordance with ASC Topic 320, Investments. We have designated our investments at August 31, 2016 as available-for-sale and reported these investments at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). We determined the fair value of these investments based on the closing quoted stock price on August 31, 2016.  We base the cost of the investment sold on the specific identification method using market rates.

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

Net Income (Loss) Per Share

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended August 31, 2016 and 2015:

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	8/31/2016	8/31/2015
Net (Loss)	$(914,828)	$(1,135,250)

Weighted-average common shares outstanding basic

Weighted-average common stock	1,594,701,282	21,127,708
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-

Weighted-average common shares outstanding- basic and diluted	1,594,701,282	21,127,708

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

Currently the Daniels has projected $8,428,607 as of May 31, 2016 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the recorded to date.

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

NOTE 4-   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has recurring operating losses, and as of August 31, 2016 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's capital requirements will depend on many factors including the success of the Company's development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 7- INCOME TAXES

As of August 31, 2016, the Company had approximately $8,428,607 in net operating loss carry forwards for federal income tax purposes which expire between 2017 and 2033.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company's use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	31-Aug-16	30-Nov-15
Net operating loss carry forwards valuation available	$8,428,607	$7,513,779

Less: Valuation Allowances	(8,428,607)	(7,513,779)
Deferred Tax Asset	$0	$0

In accordance with FASB ASC 740 "Income Taxes", valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $8,428,607 at August 31, 2016. The Company did not utilize any NOL deductions for the full fiscal year ended November 30, 2015.

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

As of August 31, 2016 and November 30, 2015, the estimated fair value of derivative liability was determined to be $341,351 and $383,396, respectively. For the quarter ended August 31, 2016, new derivative liability was recognized of $202,897. During the nine months ended August 31, 2016, amortization of $97,373 was recorded against the discount. The change in the fair value of derivative liabilities for the nine months ended May 31, 2016 was $42,045 resulting in an aggregate loss on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	341,351	-	-	341,351	341,351
Total derivative liabilities	$341,351	$-	$-	$341,351	$341,351

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended August 31, 2016:

Derivative Liability
Fair value, December 1, 2015	$383,396
Additions	256,344
Change in fair value	65,218
Transfers in and/or out of Level 3	(363,607)
Fair value, May 31, 2016	$341,351

Note 9  -  NOTE RECEIVABLE

The Company has advanced funds to Companies in the logistics field in a dual effort to earn higher returns on idle funds and to help clients expand their businesses which increases our customer base. This is an unsecured demand note with a stated interest rate of 8%. The balance was $315,000 at August 31, 2015. The entire balance was impaired as management deemed this uncollectible at year end November 30, 2015.

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

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Arthur D. Viola, our sole officer and director and controlling stockholder.  As of August 31, 2016, we had $2 in cash and cash equivalents and a working capital deficit.

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

Results of Operations – For the Three Months ended August 31, 2016

Revenues

The Company did not have sales for the quarters ending August 31, 2016 or August 31, 2015.

Operating Expenses

During the three months ended August 31, 2016, we incurred $36,955 in expenses, compared to $562,469 in the same period ended August 31, 2015 a decrease of $525,514. Our major cost is wages which was remained constant $25,000 in the current quarter. This quarter saw an increase in consulting expenses as we continue to develop our logistics business internally.

Other Income and Expenses

During the quarter ending August 31, 2016 we incurred a change in derivative liabilities of $19,564 which accounted for most of the increase in other charges. The Company also incurred derivative expense charges of $183,333 for the quarter.

Net Income

The Company had a net loss for the three months ended August 31, 2016 of $239,852 compared to a net loss of $564,132 for the three months ended August 31, 2015. This decrease of $324,280 was in majority due to our logistics subsidiary shutdown which was discontinued during the 2015 fiscal year.

Results of Operations – For the Nine Months ended August 31, 2016

Revenues

The Company did not have sales for the nine months ending August 31, 2016 or 2015.

Operating Expenses

During the nine months ended August 31, 2016, we incurred $288,467 in expenses, compared to $1,068,977 in the same period ended August 31, 2015 a decrease of $780,510. Our major cost is wages which was remained constant $50,000 in the current quarter. This period saw an increase in consulting expenses as we continue to develop our logistics business internally.

Other Income and Expenses

During the nine months ending August 31, 2016 we incurred derivative expense charge of $438,677 which accounted for most of the increase in other charges. The Company also incurred interest expense charges of $97,373 for the period which is an increase from the prior period as well.

Net Income

The Company had a net loss for the nine months ended August 31, 2016 of $914,828 compared to a net loss of $1,135,250 for the nine months ended August 31, 2015. This decrease of $220,422 was in majority financing cost highlighted in other expenses.

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

In light of the conclusion that our internal controls over financial reporting were ineffective as of November 30, 2015, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

As a result of the material weaknesses described above, our CEO and CFO have concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 Not applicable
 ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

During the nine months ended August 31, 2016 the company issued 2,445,303,623 shares of unregistered common stock to for various convertible loan conversions to qualified investors.

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

Dated December 5, 2016
Daniels Corporate Advisory Company, Inc.
(Registrant)

	By:	/s/ Arthur D. Viola
Arthur D. Viola
Chief Executive Officer
and Chief Financial Officer