Form 10-Q
period 2018-02-28
Daniels Corporate Advisory Company, Inc.
filed 2018-07-16
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of July 13, 2018 the registrant had 4,225,451,502 shares of common stock outstanding.

Daniels Corporate Advisory Company, Inc.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	18

SIGNATURES		19

DANIELS CORPORATE ADVISORY COMPANY, INC.
Consolidated Balance Sheets

(Unaudited)

	February 28,	November 30,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$(3)	$(3)
Deposits	—	—
Investments	—	—
Total current assets	(3)	(3)
Total assets	$(3)	$(3)

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$241,220	$249,014
Derivative liabilities	424,957	362,091
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	267,737	241,737
Total current liabilities	1,618,914	1,537,842
Related party payables	10,200	10,200
Total liabilities	1,629,114	1,548,042

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of February 28, 2018 and November 30, 2017, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 4,204,622,902 and 3,513,247,802 shares issued and outstanding as of February 28, 2018 and November 30, 2017, respectively	4,024,623	3,513,248
Additional paid-in capital	2,673,901	3,172,491
Accumulated deficit	(8,263,392)	(8,169,535)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders' deficit	(1,629,117)	(1,548,045)
Total liabilities and stockholders' deficit	$(3)	$(3)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.
Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended February 28,	Three Months Ended February 28,
	2018	2017

Revenue	$—	$—
Operating expenses	25,000	58,769
Income (loss) from operations	(25,000)	(58,769)
Other income (expense)
Derivative expense	(45,471)	(101,849)
Gain (loss) on derivative liabilities	(17,394)	(392,855)
Gain (loss) on retirement of debt	—	22,000
Interest income (expense), net	(5,992)	(20,101)
Total other income (expense)	(68,857)	(492,805)
Income (loss) before income taxes	(93,857)	(551,574)
Provision for income taxes (benefit)	—	—
Net income (loss) before discontinued operations	(93,857)	(551,574)
Net income (loss) from discontinued operations	—	—
Net income (loss)	(93,857)	(551,574)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	3,709,335,132	2,984,010,673

Comprehensive loss:
Net income (loss)	$(93,857)	$(551,574)
Unrealized gain (loss)	—	(3,660)
Comprehensive income (loss)	$(93,857)	$(555,234)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.
Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended February 28,	Three Months Ended February 28,
	2018	2017
Cash flows from operating activities of continuing operations:
Net income (loss)	$(93,857)	$(551,574)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	—	13,654
Derivative expense	45,471	101,849
(Gain) loss on derivative liabilities	17,394	392,855
(Gain) loss on retirement of debt	—	(22,000)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,992	29,446
Net cash provided by (used in) operating activities	(26,000)	(35,770)

Cash flows from investing activities:
Net cash provided by (used in) financing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	26,000	47,051
Net cash provided by (used in) financing activities	26,000	47,051

Net increase (decrease) in cash and cash equivalents	—	11,281
Cash and cash equivalents at beginning of period	(3)	33
Cash and cash equivalents at end of period	$(3)	$11,314

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion features and original issuance discounts on convertible debentures	$—	$54,617
Common stock issued to reduce convertible and promissory notes payable	$17,806	$19,264
Unrealized gain (loss) on securities	$—	$(3,660)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Notes to Unaudited Financial Statements

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Daniels Corporate Advisory Company, Inc. (“Daniels” or the Company) was incorporated in the State of Nevada on May 2, 2002. The Company was organized to offer: (a) corporate financial consulting and (b) merchant banking services for public and private client companies interested in implementing Daniels developed, agreed upon, accelerated growth strategies; including MBO/LBO, Roll-up Transactions. Merchant banking includes equity funding of the growth of client and service companies, as well as funding equity of small public companies. The business became a subsidiary in late 2003 as a result of INfe Human Resources, Inc. (a publicly quoted Nevada Company) acquiring the common stock of Daniels Corporate Advisory Company, Inc.   During August 24010, INfe Human Resources, Inc. underwent a name change to Rhino Human Resources, Inc., but is still public and trades under the same (original) stock symbol: "IFHR."

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

We have prepared the accompanying consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America. We believe these consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and consolidated results of operations for the periods presented. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.  We believe these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and consolidated results of operations for the periods presented.

Election to be treated as an emerging growth company:

For the five-year period starting in the first quarter of 2012, Daniels if continuing eligibility applies has elected to use the extended transition period now available for complying with new or revised accounting standards under Section 102(b) (1).  This election allows Daniels to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of the Company still being eligible, the Daniels financial statements may not be comparable to companies that comply with public company effective dates.

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

Investments:

Our investments consist of common stock of publicly quoted companies and are valued based on the closing stock price. We account for our investments in accordance with ASC Topic 320, Investments. We have designated our investments at February 28, 2018 as available-for-sale and reported these investments at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). We determined the fair value of these investments based on the closing quoted stock price on February 28, 2018.  We base the cost of the investment sold on the specific identification method using market rates.

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

Daniels Corporate Advisory Company, Inc., generates revenues as a result of corporate financial consulting services which are recognized as services are performed. Daniels also operates a merchant banking division. During the three months ended February 28, 2018 and 2017, the Company did not generate any revenues.

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

Currently, the Company has projected $8,263,391 as of February 28, 2018 in Net Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the recorded to date.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company currently rents space from Arthur Viola, CEO and shareholder. This is a month to month rental and there is no commitment beyond each month. The monthly rent expense is $2,025.

Effective December 15, 2015, Mr. Viola entered into a $685,000 convertible promissory note agreement with the Company and forgave all remaining amounts outstanding at that time. The note matures on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time.

During 2016, our President Arthur Viola infused $10,200 in advances for working capital. These funds were advanced interest free with no payback terms of twelve months and one day. No repayments have been made against these advances as of February 28, 2018.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has recurring operating losses, and as of February 28, 2018 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's capital requirements will depend on many factors including the success of the Company's development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long-term commitments.

Contingencies:

None

NOTE 6 - LEGAL PROCEEDINGS

We are not engaged in any litigation and management is unaware of any claims or complaints that could result in future litigation.  Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

NOTE 7 - INCOME TAXES

As of February 28, 2018, the Company had approximately $8,263,391 in net operating loss carry forwards for federal income tax purposes which expire between 2018 and 2034.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company's use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	28-Feb-18	30-Nov-17
Net operating loss carry forwards valuation available	$8,263,391	$7,513,779

Less: Valuation Allowances	(8,263,391)	(7,513,779)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 "Income Taxes", valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $8,263,391 at February 28, 2018. The Company did not utilize any NOL deductions for the full fiscal year ended November 30, 2017.

NOTE 8 - NOTES PAYABLE

Other than as described below, there were no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in our previous form 10K.

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of February 28, 2018, the note balance was $55,224 and all associated loan discounts were fully amortized.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of February 28, 2018, the note balance was $119,013 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of February 28, 2018, the note balance was $6,500 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. During the three months ended February 28, 2018, the Company amended this agreement and received an additional $26,000 in funding under this note. As of February 28, 2018, the note balance was $87,000 and all associated loan discounts were fully amortized.

NOTE 9 - DERIVATIVE LIABILITIES

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

The Company's derivative liability is an embedded derivative associated with one of the Company's convertible promissory notes. The convertible promissory notes issued, (the "Note"), are a hybrid instrument which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4.  The embedded derivative feature includes the conversion feature to the Note. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability has been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The embedded derivative within the note have been valued using the Black Scholes approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company's statements of operations as "change in the fair value of derivative instrument".

As of February 28, 2018 and November 30, 2017, the estimated fair value of derivative liability was determined to be $424,956 and $362,091, respectively. For the quarter ended February 28, 2018, new derivative liability was recognized of $45,471. The change in the fair value of derivative liabilities for the three months ended February 28, 2018 was $17,394 resulting in an aggregate loss on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	424,956	–	–	424,956	424,956
Total derivative liabilities	$424,956	$–	$–	$424,956	$424,956

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended February 28, 2018:

Derivative Liability
Fair value, November 30, 2017	$362,091
Additions	45,471
Change in fair value	17,394
Transfers in and/or out of Level 3	–
Fair value, February 28, 2018	$424,956

NOTE 10 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to February 28, 2018 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

As discussed in Note 8, the Company amended its convertible note agreement, dated November 23, 2016, with Auctus Private Equity Fund LLC to allow for additional principal borrowings. As of July 13, 2018, the Company has borrowed an additional $10,000 in principal under this amended convertible note agreement.

Through July 13, 2018, Auctus Private Equity Fund LLC has converted $5,021 in note principal payable into 200,828,600 shares of the Company’s common stock.

PART I

 ITEM 2.    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Overview

Daniels Corporate Advisory has established a permanent capital and talent base upon which to provide the corporate strategy consulting services noted below. A variety of methods to support this two-pronged effort include the issuance of additional shares of the parent and the subsidiary housing the incubating client. This can be achieved through private placement and/or issuance of Convertible Preferred Stock and loans from senior officers and other direct management or investment participants. A sustained flow of Strategy Assignments is expected through the networking of senior executives and board and advisory board additions. This may include the purchase of rights to provide financial strategy packages to clients of other financial/business services companies. While rights agreements of this nature are not typical, senior management, drawing on personal contacts and those of credentialed members of its Corporate Strategy Advisory Board believes that offering to provide a very select cost-effective service that with our permanent in-house professionals will augment other financial services already being offered by the financial/business services firm entering into the rights agreement is an acceptable additional option for accelerating the growth of Daniels. However, there is no assurance that has time goes by a financial/business service business client may decide to enter our business and there is no provision in our agreement to prevent that from happening. However, our senior management believes that our success with the ultimate client, - the client of a financial/business services firm contracting with us for our strategy services, will determine whether Daniels Corporate Advisory retains the client or not.

The services incorporated into corporate strategy advisory and implementation to help formulate a path for the acceleration of corporate development (growth) for the ultimate (end user) client include market analysis, deal negotiation and structure, determination of optimum finance alternatives, the creation of joint-ventures, marketing agreements, new product/creation additions and acquisitions. Daniels has a loosely organized cadre of highly-qualified, independent contractors/consultants available to perform the necessary services to achieve the optimum corporate strategy for a client.

Daniels is developing direct methods for obtaining clients, namely creating brand advertising in industry niches of interest and subsequent referral by a stockholder or partner. Name brand recognition will be refined and expanded with bigger budget dollars after one or two successful corporate strategy assignments have been completed.

The “specialty” services that have been perfected through success will be publicizing on our and the client’s website for worldwide recognition.

As our presence in the market place becomes more visible, through publication on client websites of our successes in our initial corporate strategy consulting assignments added financing options with more competitive firms are expected to materialize for the benefit of all our clients. Capital companies and high-net worth (accredited) individuals may contact us to see if they may participate directly in subsequent assignments.

Recent Business Developments

The Company is operating through the corporate strategy segment of its business. It is attempting to build its own critical mass by creation of start-up subsidiaries it believes have promise/potential. The stated goal is for the parent (DCAC) company to consolidate the critical mass of subsidiaries to meet the financial requirements for up-listing to a major Stock Exchange.

Senior management and our advisory board are developing a corporate strategy platform for a specific client.

The Company conducts on-going networking and business development in corporate strategy through its chairman, on a chairman to chairman basis, through the networks of its Advisory Board Members and its expanded, independent contractor consulting team. A full range of disciplines are offered to the mini-cap public and private company through personalized relationship networking to keep initial marketing costs at a minimum. Disciplines being offered are operational strategies, market-planning, senior oversight management and financial alternatives consulting on optimum paths for the client to take. This could include but not be limited to external growth alternatives requiring advisory on M & A, levered transactions, capital structure, bridge loans, and equity financing.

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

OPTIMUM GROWTH STRATEGY:

Twelve to Twenty-Four Month Horizons for Daniels’ Objectives:

Daniels’ believes that the validity of its corporate strategy model will be proven further through the success of several of its client/incubation/subsidiary deals. The Company plans to use its publicly traded common stock, in a variety of securities packages, including anti-dilutive Convertible Preferred Stock, to finance a subsidiary start-up, initially for generic sales/profits growth. Subsequent growth options noted above will be applied as external growth becomes a secondary goal. This method of two stage (generic and then external) growth is designed to leave existing client management with commanding equity and operating control positions. Eventually, an optimum exit strategy will be developed for the subsidiary, one that returns a significant return on corporate (parent) capital. The choices of optimum exit strategies could include bringing a subsidiary public, directly, or merging it with a public company operating in one of the more profitable niches of the specific market designated for expansion. The same corporate strategy model can/will be applied to any independent mini-cap public client.

We believe our business model to be scalable. Based upon the potential success of the initial corporate strategy consulting assignments creating our uplifting to a major Stock Exchange, Daniels may entertain the creation of a franchising plan for key US Cities and Foreign Capitals or Finance Centers.

Sales and Marketing

Daniels senior management will concentrate its efforts to expand its corporate strategy and financial advisory services and related specialties in the mini-cap segment of the private and public markets, where Daniels believes it will be effective. Marketing efforts will increase through social and print media efforts and will be in addition to those methods already mentioned herein.

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

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Arthur D. Viola, our sole officer and director and controlling stockholder.  As of February 28, 2018, we had ($3) in cash and cash equivalents and a working capital deficit.

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

Results of Operations – For the Three Months ended February 28, 2018

Revenues

The Company did not have sales for the three months ending February 28, 2018 or 2017. The lack of working capital to complete due diligence on client consulting assignments limited the ability of the Company to book revenues for the quarters. Prospects, going forward, appear bright to management. The updating of financial statements to fully reporting status should allow adequate funding and the execution of assignments.

Operating Expenses

During the three months ended February 28, 2018, we incurred $25,000 in expenses, compared to $58,769 in the same period ended February 28, 2017 a decrease of $33,769. Our sole cost is wages which was remained constant $25,000 in the current quarter.

Other Income and Expenses

During the quarter ending February 28, 2018 we incurred a change in derivative liabilities of $17,394 which partially accounted for the decrease in other charges. The Company also incurred derivative expense charges of $45,471 for the quarter. During the prior year period, the Company incurred a change in derivative liabilities of $392,855 and derivative expense charges of $101,845.

Net Income

The Company had a net loss for the three months ended February 28, 2018 of $93,856 compared to a net loss of $551,574 for the three months ended February 28, 2017.

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

Our management, with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of November 30, 2017. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of November 30, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of November 30, 2017, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and PFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2017 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of November 30, 2017, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, our CEO and CFO have concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II

 ITEM 1.    LEGAL PROCEEDINGS

We are not engaged in any litigation and management is unaware of any claims or complaints that could result in future litigation.  Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

Item  1A. Risk Factors.

Not applicable

 ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended February 28, 2018, the Company issued 511,375,100 shares of unregistered common stock for various convertible loan conversions to qualified investors.

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

Dated July 16, 2018
Daniels Corporate Advisory Company, Inc.
(Registrant)

	By:	/s/ Arthur D. Viola
Arthur D. Viola
Chief Executive Officer
and Chief Financial Officer