Form 10-Q
period 2018-05-31
Daniels Corporate Advisory Company, Inc.
filed 2018-07-16
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of July 13, 2018 the registrant had 4,225,451,502 shares of common stock outstanding.

Daniels Corporate Advisory Company, Inc.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	20

SIGNATURES		21

DANIELS CORPORATE ADVISORY COMPANY, INC.
Consolidated Balance Sheets

(Unaudited)

	May 31,	November 30,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$(3)	$(3)
Total current assets	(3)	(3)
Total assets	$(3)	$(3)

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$262,992	$249,014
Derivative liabilities	463,491	362,091
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	272,716	241,737
Total current liabilities	1,684,199	1,537,842
Related party payables	10,200	10,200
Total liabilities	1,694,399	1,548,042

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of May 31, 2018 and November 30, 2017, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 4,225,451,502 and 3,513,247,802 shares issued and outstanding as of May 31, 2018 and November 30, 2017, respectively	4,225,452	3,513,248
Additional paid-in capital	2,478,093	3,172,491
Accumulated deficit	(8,333,698)	(8,169,535)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders' deficit	(1,694,402)	(1,548,045)
Total liabilities and stockholders' deficit	$(3)	$(3)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.
Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended May 31,	Three Months Ended May 31,	Six Months Ended May 31,	Six Months Ended May 31,
	2018	2017	2018	2017

Revenue	$—	$—	$—	$—
Operating expenses	25,000	29,760	50,000	88,529
Income (loss) from operations	(25,000)	(29,760)	(50,000)	(88,529)
Other income (expense)
Derivative expense	(18,489)	—	(63,960)	(101,849)
Gain (loss) on derivative liabilities	(20,045)	505,004	(37,439)	112,149
Gain (loss) on retirement of debt	—	—	—	22,000
Interest income (expense), net	(6,772)	(20,100)	(12,764)	(40,201)
Total other income (expense)	(45,306)	484,904	(114,163)	(7,901)
Income (loss) before income taxes	(70,306)	455,144	(164,163)	(96,430)
Provision for income taxes (benefit)	—	—	—	—
Net income (loss) before discontinued operations	(70,306)	455,144	(164,163)	(96,430)
Net income (loss) from discontinued operations	—	—	—	—
Net income (loss)	(70,306)	455,144	(164,163)	(96,430)

Basic and diluted earnings (loss) per common share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	4,196,442,926	3,511,508,672	4,091,037,132	3,382,312,619

Comprehensive loss:
Net income (loss)	$(70,306)	$455,144	$(164,163)	$(96,430)
Unrealized gain (loss)	—	—	(3,660)	—
Comprehensive income (loss)	$(70,306)	$455,144	$(167,823)	$(96,430)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.
Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended May 31,	Six Months Ended May 31,
	2018	2017
Cash flows from operating activities of continuing operations:
Net income (loss)	$(164,163)	$(96,430)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	-	27,308
Derivative expense	63,960	101,849
(Gain) loss on derivative liabilities	37,439	(112,149)
(Gain) loss on retirement of debt	-	(22,000)
Accounts payable and accrued liabilities	26,764	60,892
Net cash provided by (used in) operating activities	(36,000)	(40,530)

Cash flows from investing activities:
Net cash provided by (used in) financing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	36,000	47,051
Net cash provided by (used in) financing activities	36,000	47,051

Net increase (decrease) in cash and cash equivalents	—	6,521
Cash and cash equivalents at beginning of period	(3)	33
Cash and cash equivalents at end of period	$(3)	$6,554

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion features and original issuance discounts on convertible debentures	$85,412	$54,617
Common stock issued to reduce convertible and promissory notes payable	$17,806	$19,264
Unrealized gain (loss) on securities	$(3,660)	$—

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

Investments:

Our investments consist of common stock of publicly quoted companies and are valued based on the closing stock price. We account for our investments in accordance with ASC Topic 320, Investments. We have designated our investments at May 31, 2018 as available-for-sale and reported these investments at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). We determined the fair value of these investments based on the closing quoted stock price on May 31, 2018.  We base the cost of the investment sold on the specific identification method using market rates.

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

Daniels Corporate Advisory Company, Inc., generates revenues as a result of corporate financial consulting services which are recognized as services are performed. Daniels also operates a merchant banking division. During the three months ended May 31, 2018 and 2017, the Company did not generate any revenues.

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

Currently, the Company has projected $8,333,696 as of May 31, 2018 in Net Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the recorded to date.

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

During 2016, our President Arthur Viola infused $10,200 in advances for working capital. These funds were advanced interest free with no payback terms of twelve months and one day. No repayments have been made against these advances as of May 31, 2018.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has recurring operating losses, and as of May 31, 2018 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's capital requirements will depend on many factors including the success of the Company's development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long-term commitments.

Contingencies:

None

NOTE 6 - LEGAL PROCEEDINGS

We are not engaged in any other litigation and management is unaware of any claims or complaints that could result in future litigation.  Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

NOTE 7 - INCOME TAXES

As of May 31, 2018, the Company had approximately $8,333,696 in net operating loss carry forwards for federal income tax purposes which expire between 2018 and 2034.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company's use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	31-May-18	30-Nov-17
Net operating loss carry forwards valuation available	$8,333,696	$8,169,535

Less: Valuation Allowances	(8,333,696)	(8,169,535)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 "Income Taxes", valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $8,333,696 at May 31, 2018. The Company did not utilize any NOL deductions for the full fiscal year ended November 30, 2017.

NOTE 8 - NOTES PAYABLE

Other than as described below, there were no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in our previous form 10K.

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of May 31, 2018, the note balance was $55,224 and all associated loan discounts were fully amortized.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of May 31, 2018, the note balance was $113,992 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of May 31, 2018, the note balance was $6,500 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. During the three months ended May 31, 2018, the Company amended this agreement and received an additional $10,000 in funding under this note. As of May 31, 2018, the note balance was $97,000 and all associated loan discounts were fully amortized.

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

As of May 31, 2018 and November 30, 2017, the estimated fair value of derivative liability was determined to be $463,490 and $362,091, respectively. For the three months ended May 31, 2018, new derivative liability was recognized of $18,489. The change in the fair value of derivative liabilities for the three months ended February 28, 2018 was $20,045 resulting in an aggregate loss on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	463,490	–	–	463,490	463,490
Total derivative liabilities	$463,490	$–	$–	$463,490	$463,490

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended May 31, 2018:

Derivative Liability
Fair value, November 30, 2017	$362,091
Additions	63,960
Change in fair value	37,439
Transfers in and/or out of Level 3	–
Fair value, February 28, 2018	$463,490

NOTE 10 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to May 31, 2018 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Arthur D. Viola, our sole officer and director and controlling stockholder.  As of May 31, 2018, we had ($3) in cash and cash equivalents and a working capital deficit.

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

Results of Operations – For the Three Months ended May 31, 2018

Revenues

The Company did not have sales for the three months ending May 31, 2018 or 2017.

Operating Expenses

During the three months ended May 31, 2018, we incurred $25,000 in expenses, compared to $29,760 in the same period ended May 31, 2017 a decrease of $4,760. Our sole cost is wages which was remained constant $25,000 in the current quarter.

Other Income and Expenses

During the quarter ending May 31, 2018 we incurred a loss from the change in derivative liabilities of $20,045, as compared to a gain from the change in derivative liabilities of $505,004 which accounted for most of the increase in other charges. The Company also incurred derivative expense charges of $18,489 for the quarter.

Net Income

The Company had a net loss for the three months ended May 31, 2018 of $70,305 compared to net income of $455,144 for the three months ended May 31, 2017. .

Results of Operations – For the Six Months Ended May 31, 2018

Revenues

The Company did not have sales for the six months ending May 31, 2018 or 2017.

Operating Expenses

During the six months ended May 31, 2018, we incurred $50,000 in expenses, compared to $88,529 in the same period ended May 31, 2017a decrease of $38,529. Our sole cost is wages which was remained constant $50,000 in the current quarter.

Other Income and Expenses

During the six months ending May 31, 2018 we incurred derivative expense charge of $63,690, as compared to $101,849 in the prior year period. We incurred a loss from the change in derivative liabilities of $37,439, as compared to a gain from the change in derivative liabilities of $112,149 which accounted for most of the increase in other charges.

Net Income

The Company had a net loss for the six months ended May 31, 2018 of $164,163 compared to a net loss of $96,430 for the nine months ended May 31, 2017.

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

As a result of the material weaknesses described above, our CEO and CFO have concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II

 ITEM 1.    LEGAL PROCEEDINGS

We are not engaged in any other litigation and management is unaware of any claims or complaints that could result in future litigation.  Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

Item 1A.	Risk Factors.

Not applicable

 ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended May 31, 2018, the Company issued 200,828,600 shares of unregistered common stock to for various convertible loan conversions to qualified investors.

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