Form 10-K/A
period 2017-11-30
Daniels Corporate Advisory Company, Inc.
filed 2018-08-10
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 13, 2018 based upon the closing price as of such date was $836,228.

As of July 13, 2018, 4,225,451,502 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Table of Contents

10-K - DANIELS CORPORATE ADVISORY, INC. 10-K

PART I

Item 1.	Business.	4
Item 1A.	Risk Factors.	6
Item 1B.	Unresolved Staff Comments.	18
Item 2.	Properties.	18
Item 3.	Legal Proceedings.	18
Item 4.	Mine Safety Disclosures.	18

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	18
Item 6.	Selected Financial Data.	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	24
Item 8.	Financial Statements and Supplementary Data.	24
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	25
Item 9A.	Controls and Procedures.	25
Item 9B.	Other Information.	26

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	26
Item 11.	Executive Compensation.	28
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	30
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	31
Item 14.	Principal Accountant Fees and Services.	31

PART IV

Item 15.	Exhibits and Financial Statement Schedules.	32
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

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, the “Registrant”, “Daniels Corporate Advisory”, “DCAC” and “Daniels” mean Daniels Corporate Advisory Company, Inc. unless otherwise indicated.

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

Our auditors have issued a going concern opinion, which means that there is doubt that we can continue as an ongoing business for the next 12-months. Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Also, during the “IPO on ramp” period, emerging growth companies would not need to submit say-on-pay votes to their stockholders (including say-on-pay frequency or golden parachute votes) and would face more limited executive compensation disclosure requirements than larger companies.

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

Risks associated with our ability to manage expansion through acquisitions.

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

Risks associated with our inability to identify suitable acquisition or subsidiary/spin-off candidates.

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

We may be unable to obtain financing for the acquisitions or subsidiary/spin-offs that are available to us.

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

Our future financial results are uncertain, and our operating results may fluctuate, due to, among other things, consumer trends, seasonal fluctuations and market demand.

Our short and sporadic operating history makes it difficult to accurately forecast our revenue. Further, we have little historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our operating plans and estimates of future expenses. Our expenses are dependent in large part upon expenses associated with our proposed marketing expenditures and related overhead expenses, and the costs of hiring and maintaining qualified personnel to carry out our respective services. Sales and operating results are difficult to forecast because they will depend on the growth of our customer base, changes in customer demands and consumer trends, the degree of utilization of our advertising services as well as the mix of services and services sold. As a result, we may be unable to make accurate financial forecasts and adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected.

We rely on the services of Arthur D. Viola.

Our business relies on the efforts and talents of our sole officer and director, Arthur D. Viola. The loss of his services could have a very negative impact on our ability to fulfill on our business plan.

We may have difficulty in attracting and retaining management and outside independent members to our board of directors because of their concerns relating to their increased personal exposure to lawsuits and stockholder claims by virtue of holding these positions in a publicly quoted company.

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

Risks Relating to Our Stock

Arthur D. Viola owns 100,000 shares of our super voting preferred stock entitling him to vote 66 2/3 percent of the common stock shares in any common stock vote. This concentration of ownership could discourage or prevent a potential takeover of Daniels Corporate Advisory that might otherwise result in our stockholders receiving a premium over the market price for their common stock.

Mr. Viola owns 31,185,000 shares of our common stock as well as 100,000 shares of the Daniels Corporate Advisory Super-Voting preferred stock which has voting rights equal to 66 2/3 percent of the votes in any Common Stock Election. Mr. Viola’s ownership and voting rights in our common stock allows Mr. Viola to have voting control on all matters submitted to our stockholders for approval and to be able to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions. Additionally, this concentration of voting power could discourage or prevent a potential takeover of Daniels Corporate Advisory that might otherwise result in our stockholders receiving a premium over the market price for their common stock.

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

Our issuance of additional common stock in exchange for services or to repay debt would dilute our stockholders’ proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

The stated listing requirements for the OTCBB are as follows:

•	Fully reporting with the Securities and Exchange Commission;

•	Not a blank check or inactive company;

•	Minimum of 40 stockholders of record holding at least 100 shares each (note: this number is informal and has been moving up);

•	Directors, officers, and stockholders will be scrutinized for previous involvements in other OTCBB companies, in particular, blank check companies; and

•	Must have a market maker submit a Rule 15c211 application to FINRA and agree to act as market maker for securities of company.

Even if our shares become publicly quoted, they may not be “free-trading.”

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

Our issuance of additional common stock in exchange for services or to repay debt would dilute our stockholders’ proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

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

We have never paid or declared any dividends on our common stock. Likewise, we do not anticipate paying, dividends or distributions on our common stock or our common stock to be sold in this offering. Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, our financial requirements for future operations and growth, and other facts as we may then deem appropriate.

Our directors have the right to authorize the issuance of shares of our preferred stock and additional shares of our common stock.

Our sole director, Mr. Viola, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, has the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We currently have no intention of issuing additional shares of preferred stock. Any additional issuance of shares of preferred stock could adversely affect the rights of holders of our common stock.

Should we issue additional shares of our common stock, each investor’s ownership interest in our stock would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

If our shares become publicly quoted and our shares are quoted on the Pink Sheets or the OTCBB, and we fail to remain current in our reporting requirements, we could be removed from the OTCBB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies whose shares are quoted for sale on the OTCBB and some whose shares are quoted for sale on the Pink Sheets must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13 of the Exchange Act, to maintain price quotation privileges on the Pink Sheets and OTCBB. If our shares become publicly quoted and our shares are quoted for sale on the OTCBB, and we fail to remain current in our reporting requirements, we could be removed from the OTCBB. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

If our shares become publicly quoted, the market price for our common stock will most likely be particularly volatile given our status as a relatively unknown company with a small and thinly quoted public float, limited operating history and lack of net revenues which could lead to wide fluctuations in our share price. The price at which stockholders purchase our common stock may not be indicative of the price that will prevail in the trading market.

If our shares become publicly quoted, the market for our common stock will most likely be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price would be attributable to several factors. First, as noted above, the shares of our common stock will likely be sporadically and/or thinly quoted. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously if shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Secondly, we will most likely be a speculative or “risky” investment due to our dependence on an initial flow of corporate consulting assignments and their implementation producing positive results to attract new clients. Because of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

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

Our stockholders may be unable to sell their common stock at or above their purchase price, which may result in substantial losses.

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

We may need to raise additional capital. If we are unable to raise necessary additional capital, our business may be negatively impacted or our operating results and our stock price may be materially adversely affected.

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

If our shares become publicly quoted, our shares of common stock will most likely be “penny stocks” because they most likely will not be registered on a national securities exchange or listed on an automated quotation system sponsored by a registered national securities association, pursuant to Rule 3a51-1(a) under the Exchange Act. For any transaction involving a penny stock, unless exempt, the rules require:

•	That a broker or dealer approve a person’s account for transactions in penny stocks; and

•	That the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

•	The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

•	Sets forth the basis on which the broker or dealer made the suitability determination; and

•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to dictate the behavior of the market or of broker-dealers who participate in the market, if our shares become publicly quoted, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Subscriptions to purchase shares in this offering are irrevocable and will be immediately available for our use without any escrow.

The execution of a subscription agreement by an investor constitutes a binding offer to purchase shares of our common stock. Once an investor subscribes for our shares, the investor will not be able to revoke his subscription. As stated elsewhere herein, the proceeds from the sale of our shares will not be subject to any escrow but will be immediately available for our use. Consequently, those investors who purchase shares earlier in the offering will be substantially more at risk than those investors who purchase later in the offering. The later investors will have had the opportunity to assess the success of the offering before making an investment. In no event will the subscribed amounts be returned to investors.

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

We are preparing for compliance with Section 404(a) by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404(a) is expensive and time consuming and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, as we rapidly grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Daniels Corporate Advisory’s operational headquarters are located at Parker Towers, 104-60, Queens Boulevard, 12th Floor, Forest Hills, New York 11375. Our office space is provided by Arthur D. Viola, our sole officer, director, and controlling stockholder at a monthly rate of $2,025. As our business grows, we may be forced to move to other offices and pay rent. We believe that our existing facilities are adequate for our current needs for the foreseeable future and if additional space is needed, it would be available on favorable terms at an acceptable location.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable to the Company.

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

The table below shows the high and low sales prices for our common stock for the periods indicated.

	Price Ranges
Fiscal Year Ended November 30, 2017	High	Low
First Quarter	$0.0002	$0.0001
Second Quarter	0.0001	0.0001
Third Quarter	0.0002	0.0001
Fourth Quarter	0.0001	0.0001

Fiscal Year Ended November 30, 2016
First Quarter	$0.0004	$0.0002
Second Quarter	0.0001	0.0001
Third Quarter	0.0001	0.0001
Fourth Quarter	0.0001	0.0001

Since the company has not yet traded on the “Pink Sheets” or the OTC Bulletin Board there is no closing price of our common stock, and there were approximately 845 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.”

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report. The Annual Report on Form 10-K contains forward-looking statements including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

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

The accounting policies identified as critical are as follows:

•	Fair value of assets.

•	Use of estimates

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

Fair Value of Assets

The Company has adopted the standard FASB Accounting Standards Codification (ASC 820) “Fair Value Measurements and Disclosures” which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability; either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.

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

Liquidity and Capital Resources

Our primary source of liquidity has been expenses paid by Arthur D. Viola, our sole officer and director and controlling stockholder. No proceeds of this offering will be used to reimburse Mr. Viola; who will be reimbursed out of the gross profits of initial consulting assignments. As of November 30, 2017, we had ($3) in cash and cash equivalents and a working capital deficit of ($1,537,845).

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

Limited growth prospects, because of lack of sufficient capital to implement results of corporate consulting assignments, may very well not produce sufficient profit to cover the costs that will now be incurred by Daniels Corporate Advisory. Legal and accounting expenses are significant for a reporting company and we will have to cover them out of limited consulting operations fees due to lack of adequate funding. This may place additional constraints on the growth prospects of Daniels Corporate Advisory as it may have to curtail added assignments for lack of adequate working capital to manage these new assignments. If sufficient capital is not raised over the next 12 months, the limited consulting assignments current available will not be sufficient to sustain our long-term operations as a public company, and we could fail.

Comparison of the Year Ended November 30, 2017 to the Year Ended November 30, 2016 Revenues

We did not generate any sales for the years ended November 30, 2017 and 2016. Lack of working capital to complete the due diligence on several promising candidates for subsidiary transactions and for acceptance of a quality client for a corporate strategy consulting assignment stalled our growth. The updating to a fully reporting company should allow creative financing options to be pursued that may alleviate the capital shortage and permit us to develop a promising subsidiary.

Operating Expenses

During the year ended November 30, 2017, we incurred $145,085 in expenses, compared to $158,188 in the same period ended November 30, 2016 a decrease of $13,103. The decrease in our operating expenses is generally related to the decline in our use of consulting and professional services during the year ended November 30, 2017 as compared to the prior year period.

Other Income and Expenses

During the year ended November 30, 2017, we incurred a net other expense of $136,459, compared to $216,024 in net other expense in the same period ended November 30, 2016 a decrease of $79,565. We incurred interest expense charges of $80,402 and we recorded a derivative expense of $101,849 on convertible loans, as compared to interest charges of $298,516 and derivative expense of $0 in the prior year. Additionally, we recorded a gain of $23,792 resulting from the change in fair market value of derivative instruments, as compared to a gain of $99,362 resulting from the change in fair market value of derivative instruments in the prior year.

Net Income

The Company had a net loss for the year ended November 30, 2017 of ($281,544) compared to a net income of ($374,212) for the year ended November 30, 2016.

Off-Balance Sheet Arrangements

None.

Inflation

We believe that inflation has not had a material impact on our results of operations for the two years ended November 30, 2017 and 2016, and since inflation rates have generally remained at relatively low levels our operations are not otherwise uniquely affected by inflation concerns.

Going Concern

The accompanying audited condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our auditors, in their report dated July 13, 2018, have expressed substantial doubt about our ability to continue as going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2017 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of November 30, 2017, we determined that control deficiencies existed that constituted material weaknesses, as described below:

•	lack of documented policies and procedures.

•	we have no audit committee.

•	there is a risk of management override given that our officers have a high degree of involvement in our day to day operations.

•	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of November 30, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Thayer O'Neal Company, LLC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of November 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board. Our executive officers are as follows:

Name	Age	Position
Arthur D Viola	65	President, Chief Executive Officer, Acting Chief Financial Officer and Director

Biographical information for our executive officers is set forth below:

Arthur D. Viola has been our chairman, president, chief executive officer and a director since September, 2002. In 1981, Mr. Viola founded The Viola Group, Inc., a New York based public company which acquired, and managed private companies. In 2000, Mr. Viola engineered the merger of The Viola Group with an Internet Company at the height of the Internet Craze. Stockholders made a 900% return on invested capital. From 1990 to the present, Mr. Viola has served as senior partner of Daniels Corporate Advisory Co., a New York based private company, which is a predecessor of the registrant, and which advised and helped grow small public companies. Previously, Mr. Viola was involved in mergers and acquisitions as an AVP Corporate Finance/M&A Department of Bank of America, (1980-1982) as a Senior Acquisitions/Market-Planner at Gulf & Western (1978-1979) and as a Senior Acquisitions Analyst at Crane Co., (1975-1978) and was an account manager for Citibank, N.A. (1971-1974) in their Institutional Investment Management Department. Mr. Viola attended New York University (Advanced work in Corporate Mergers and Acquisitions) and the New York University Real Estate Institute for Real Estate Development. He received an MBA from Pace University (Financial Management & Accounting) and a BA from Iona College (Economics and Finance).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe there were no applicable reporting persons based on all applicable Section 16(a) filing requirements with respect to transactions during the fiscal years ended November 30, 2017 and November 30, 2016.

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

Summary Compensation Table

The following table sets forth, for the last two fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2017 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the “Named Officers.” No other executive officer of Daniels Corporate Advisory received compensation in excess of $100,000 during fiscal years 2017 and 2016.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Arthur D. Viola	2017	175,000	-0-	-0-	-0-	-0-	-0-	-0-	175,000
Arthur D. Viola	2016	175,000	-0-	-0-	-0-	-0-	-0-	-0-	175,000

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal years, November 30, 2017 and November 30, 2016:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 30, 2017, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of July 13, 2018, there were 4,225,451,502 shares of common stock issued and outstanding.

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

Beneficial Ownership Table

	Common Stock Beneficially Owned		Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	Percent	Number	Percent
Arthur D. Viola	31,185,000	0.7	100,000	100.0
All directors and officers as a group (one person)	31,185,000	0.7	100,000	100.0

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

Beneficial ownership is determined in accordance with the rules of the SEC. As of July 13, 2018, there 4,225,451,502 shares of our common stock issued and outstanding.

The 100,000 shares of our super voting preferred stock, as amended, owned by Arthur D. Viola gives him the power to vote 66 and 2/3 percent shares of the share vote necessary for any issue requiring a common stock vote.

The voting rights of our common stock contained in our preferred stock along with the 31,185,000 common shares will provide Mr. Viola with voting rights equal to 2,848,033,419  shares of our common stock. As a result, Arthur D. Viola is able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

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

Item 14. Principal Accountant Fees and Services.

The following table presents the estimated aggregate fees billed by Thayer O'Neal Company, PLLC for services performed during our last two fiscal years.

Years Ended
December 31,
	2017	2016
Audit fees (1)	$—	$—
Tax fees (2)	—	—
All other fees (3)	—	—

	$—	$—

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended November 30, 2017 and 2016, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the issuance of consents and other matters relating to registration statements filed by us.

(2)	There were no tax fees billed in these two periods.

(3)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for years ended November 30, 2017 and November 30, 2016

31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Daniels Corporate Advisory Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Daniels Corporate Advisory Company, Inc. ("the Company") as of November 30, 2017 and 2016 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2017 and 2016, in conformity with generally accepted accounting principles

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2017 and 2016 and the results of their operations and their cash flows for each of the years in the period ended November 30, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

Matter of Emphasis

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 5 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company's auditor since 2018

Houston, Texas

July 13, 2018

Daniels Corporate Advisory Company, Inc.

Consolidated Balance Sheets

	November 30,	November 30,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$(3)	$33
Deposits	—	—
Investments	—	5,900
Total current assets	(3)	5,933
Total assets	$(3)	$5,933

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$249,014	$125,230
Derivative liabilities	362,091	284,034
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	241,737	222,000
Total current liabilities	1,537,842	1,316,264
Related party payables	10,200	10,200
Total liabilities	1,548,042	1,326,464

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of November 30, 2017 and 2016, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 3,513,247,802 and 2,686,756,136 shares issued and outstanding as of November 30, 2017 and 2016, respectively	3,513,248	2,686,756
Additional paid-in capital	3,172,491	3,939,053
Accumulated deficit	(8,169,535)	(7,887,991)
Accumulated other comprehensive loss	(64,349)	(58,449)
Total stockholders' deficit	(1,548,045)	(1,320,531)
Total liabilities and stockholders' deficit	$(3)	$5,933

The accompanying notes are an integral part of these financial statements.

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended November 30,	Year Ended November 30,
	2017	2016

Revenue	$—	$—
Operating expenses	145,085	158,188
Income (loss) from operations	(145,085)	(158,188)
Other income (expense)
Impairment	—	(20,000)
Derivative expense	(101,849)	—
Gain (loss) on derivative liabilities	23,792	99,362
Gain (loss) on retirement of debt	22,000	—
Gain (loss) on sale of investment	—	3,130
Interest income (expense), net	(80,402)	(298,516)
Total other income (expense)	(136,459)	(216,024)
Income (loss) before income taxes	(281,544)	(374,212)
Provision for income taxes (benefit)	—	—
Net income (loss) before discontinued operations	(281,544)	(374,212)
Net income (loss) from discontinued operations	—	—
Net income (loss)	(281,544)	(374,212)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	3,382,312,619	1,828,964,996

Comprehensive loss:
Net income (loss)	$(281,544)	$(374,212)
Unrealized gain (loss)	(5,900)	(2,126)
Comprehensive income (loss)	$(287,444)	$(376,338)

The accompanying notes are an integral part of these financial statements.

Daniels Corporate Advisory Company, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the years Ended November 30, 2017 and 2016

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance, November 30, 2015	100,000	$100	86,462,512	$86,463	$6,181,755	$(7,513,779)	$(56,323)	$(1,301,784)

Net income (loss)	—	—	—	—	—	(374,212)	—	(374,212)
Other unrealized gain (loss)	—	—	—	—	—	—	(2,126)	(2,126)
Issuance of common stock in exchange for consulting, professional and other services	—	—	9,000,000	9,000	10,050	—	—	19,050
Issuance of common stock in connection with the acquisition of certain intangible assets	—	—	200,000,000	200,000	(180,000)	—	—	20,000
Conversion of convertible debentures and accrued interest into common stock	—	—	2,391,293,624	2,391,293	(2,072,752)	—	—	318,541
Recognition of beneficial conversion features related to convertible debentures	—	—	—	—	—	—	—	—

Balance, November 30, 2016	100,000	$100	2,686,756,136	$2,686,756	$3,939,053	$(7,887,991)	$(58,449)	$(1,320,531)

Net income (loss)	—	—	—	—	—	(281,544)	—	(281,544)
Other unrealized gain (loss)	—	—	—	—	—	—	(5,900)	(5,900)
Conversion of convertible debentures and accrued interest into common stock	—	—	826,491,666	826,492	(807,228)	—	—	19,264
Recognition of beneficial conversion features related to convertible debentures	—	—	—	—	40,666	—	—	40,666

Balance, November 30, 2017	100,000	$100	3,513,247,802	$3,513,248	$3,172,491	$(8,169,535)	$(64,349)	$(1,548,045)

The accompanying notes are an integral part of these financial statements.

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended November 30,	Year Ended November 30,
	2017	2016
Cash flows from operating activities of continuing operations:
Net income (loss)	$(281,544)	$(374,212)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	54,617	108,732
Common stock issued in exchange for fees and services	—	19,050
Derivative expense	101,849	—
(Gain) loss on derivative liabilities	(23,792)	(99,362)
(Gain) loss on retirement of debt	(22,000)	—
Impairment charges	—	20,000
Changes in operating assets and liabilities:
Prepaid expenses	—	27,500
Accounts payable and accrued liabilities	123,783	6,271
Net cash provided by (used in) operating activities	(47,087)	(292,021)

Cash flows from investing activities:
Net cash provided by (used in) financing activities	—	—

Cash flows from financing activities:
Repayment of convertible notes	(13,950)	—
Proceeds from related party payables	—	10,200
Proceeds from issuance of convertible debentures	61,000	258,914
Net cash provided by (used in) financing activities	47,051	269,114

Net increase (decrease) in cash and cash equivalents	(36)	(22,908)
Cash and cash equivalents at beginning of period	33	22,941
Cash and cash equivalents at end of period	$(3)	$33

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion features and original issuance discounts on convertible debentures	$54,617	$—
Common stock issued to reduce convertible and promissory notes payable	$19,264	$318,541
Exchange of accrued salary for convertible notes	$—	$685,000
Unrealized gain (loss) on securities	$(5,900)	$(2,126)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.
NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2017 AND NOVEMBER 30, 2016

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Daniels Corporate Advisory Company, Inc. (“Daniels” or the “Company”) was incorporated in the State of Nevada on May 2, 2002. The Company was organized to offer: (a) corporate financial consulting and (b) merchant banking services for public and private client companies interested in implementing Daniels developed, agreed upon, accelerated growth strategies; including MBO/LBO, Roll-up Transactions. Merchant banking includes equity funding of the growth of client and service companies, as well as funding equity of small public companies. The business became a subsidiary in late 2003 as a result of INfe Human Resources, Inc. (a publicly quoted Nevada Company) acquiring the common stock of Daniels Corporate Advisory Company, Inc. During August 24010, INfe Human Resources, Inc. underwent a name change to Rhino Human Resources, Inc., but is still public and trades under the same (original) stock symbol: “IFHR.”

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

Investments:

Our investments consist of common stock of publicly quoted companies and are valued based on the closing stock price. We account for our investments in accordance with ASC Topic 320, Investments. We have designated our investments at November 30, 2017 and 2016 as available-for-sale and reported these investments at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). We determined the fair value of these investments based on the closing quoted stock price on November 30, 2017 and 2016. We base the cost of the investment sold on the specific identification method using market rates.

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

Daniels Corporate Advisory Company, Inc., generates revenues as a result of corporate financial consulting services which are recognized as services are performed. Daniels also operates a merchant banking division. During the years ended December 31, 2017 and 2016, the Company did not generate any revenues.

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

During 2016, our President Arthur Viola infused $10,200 in advances for working capital. These funds were advanced interest free with no payback terms of twelve months and one day. No repayments have been made against these advances as of November 30, 2017.

NOTE 4 - INVESTMENTS

Investments consist of a portfolio of common stocks trading on the OTC: BB. Investments held as other assets as long term investments had fair market values of $0 and $5,900 at November 30, 2017 and November 30, 2016, respectively.

Cash Equivalents are marketable securities that are available-for-sale and not deemed long term investments by the Company. During the periods ended November 30, 2017 and 2016, there were no available-for-sale securities sold and gross realized (losses) gains on these sales were zero. For purpose of determining gross realized gains, the cost of securities when sold is based on the FIFO method of valuation. Net unrealized holding losses on available-for-sale securities both in cash and investments was $5,900 and $2,126, respectively, for November 30, 2017 and November 30, 2016 and have been included in accumulated other comprehensive income.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company has recurring operating losses, and as of November 30, 2017 the Company had a working capital deficit and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working capital purposes. There is no assurance that such financing will be available in the future. The conditions described above raise substantial doubt about our ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Commitments:

The Company currently has no long-term commitments.

Contingencies:

None

NOTE 7 - INCOME TAXES

As of November 30, 2017, the Company had approximately $8,169,535 in net operating loss carry forwards for federal income tax purposes which expire between 2018 and 2034. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	30-Nov-17	30-Nov-16
Net operating loss carry forwards valuation available	$8,169,535	$7,887,991

Valuation Allowances	8,169,535	7,887,991
Deferred Tax Asset	$–	$–

The effective tax rate is as follows:

Statutory Federal Rate	21%
Effect of Valuation Allowance	(21%)
Effective Rate	0%

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of the full NOL at November 30, 2017. The Company did not utilize any NOL deductions for the full fiscal year ended November 30, 2017.

NOTE 8 - NOTES PAYABLE

Other than as described below, there were no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in our previous form 10K.

On April 28, 2015, the Company entered in convertible note agreement with a private and accredited investor, KBM Capital, in the amount of $69,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on October 28, 2015. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. The principal amount of this note was fully satisfied as of November 30, 2017.

On May 14, 2015, the Company entered in convertible note agreement with a private and accredited investor, KBM Capital, in the amount of $50,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on November 14, 2015. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. The principal amount of this note was fully satisfied as of November 30, 2017.

On May 15, 2015, the Company entered in convertible note agreement with a private and accredited investor, Actus Capital, in the amount of $55,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on February 15, 2016. After nine months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. The principal amount of this note was fully satisfied as of November 30, 2017.

On August 18, 2015, the Company entered in convertible note agreement with a private and accredited investor, Vis Vires Group, in the amount of $26,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 14, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. The principal amount of this note was fully satisfied as of November 30, 2017.

On August 27, 2015, the Company entered in convertible note agreement with a private and accredited investor, JMJ Capital, in the amount of $25,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on August 27, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. The principal amount of this note was fully satisfied as of November 30, 2017.

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of November 30, 2017, the note balance was $55,224 and all associated loan discounts were fully amortized.

On September 16, 2015, the Company entered in convertible note agreement with a private and accredited investor, Essex Capital LLC, in the amount of $50,800, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on March 16, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. $37,500 of this principal was from our original April 28, 2015 note with LG Capital and the rest was cash infusion. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. The principal amount of this note was fully satisfied as of November 30, 2017.

On December 15, 2015, the Company entered in convertible note agreement with a private and accredited investor, JMJ Capital, in the amount of $31,111, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on December 15, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. On November 14, 2016, the Company entered into a settlement agreement with JMJ Capital whereby it repaid $6,200 in cash in exchange for the forgiveness of all remaining principal and accrued interest balances outstanding.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of November 30, 2017, the note balance was $119,013 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of November 30, 2017, the note balance was $6,500 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of November 30, 2017, the note balance was $61,000 and all associated loan discounts were fully amortized.

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

As of November 30, 2017 and November 30, 2016, the estimated fair value of derivative liability was determined to be $362,091 and $284,034, respectively. During the year to date net additional derivative liabilities of $101,849 were recognized. The change in the fair value of derivative liabilities for the year ended November 30, 2017 was $23,792 resulting in an aggregate gain on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed ay November 30, 2016:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	284,034	–	–	284,034	284,034
Total derivative liabilities	$284,034	$–	$–	$284,034	$284,034

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed November 30, 2017:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	362,091	–	–	362,091	362,091
Total derivative liabilities	$362,091	$–	$–	$362,091	$362,091

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended November 30, 2017 and 2016:

Derivative Liability
Fair value, November 30, 2015	$383,396
Additions	–
Change in fair value	(99,362)
Fair value, November 30, 2016	284,034
Additions	101,849
Change in fair value	(23,792)
Fair value, November 30, 2017	$362,091

NOTE 10 - LEGAL PROCEEDINGS

We are not engaged in any litigation, and management is unaware of any claims or complaints that could result in future litigation. Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2017 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

The Company amended its convertible note agreement, dated November 23, 2016, with Auctus Private Equity Fund LLC to allow for additional principal borrowings. As of July 13, 2018, the Company has borrowed an additional $36,000 in principal under this amended convertible note agreement.

Through July 13, 2018, Auctus Private Equity Fund LLC has converted $17,805 in note principal and/or accrued interest payable into 712,203,700 shares of the Company’s common stock.

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

Date: July 13, 2018

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ ARTHUR D. VIOLA	President and Chief Executive Officer	July 16, 2018
Arthur D. Viola	(Principal Executive Officer) Acting Chief Financial Officer
(Principal Financial and Accounting Officer) Director