Form 10-Q
period 2018-08-31
Daniels Corporate Advisory Company, Inc.
filed 2018-10-25
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended period of complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of October 22, 2018, the registrant had 4,225,451,502 shares of common stock outstanding.

Daniels Corporate Advisory Company, Inc.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	19

SIGNATURES		20

DANIELS CORPORATE ADVISORY COMPANY, INC.
Consolidated Balance Sheets

(Unaudited)

	August 31,	November 30,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$60,586	$(3)
Accounts receivable	5,000	—
Inventory	238,430	—
Total current assets	304,016	(3)
Total assets	$304,016	$(3)

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$468,268	$249,014
Derivative liabilities	234,595	362,091
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	272,716	241,737
Total current liabilities	1,660,579	1,537,842
Related party payables	80,200	10,200
Total liabilities	1,740,779	1,548,042

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of August 31, 2018 and November 30, 2017, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 4,225,451,502 and 3,513,247,802 shares issued and outstanding as of August 31, 2018 and November 30, 2017, respectively	4,225,452	3,513,248
Additional paid-in capital	2,478,093	3,172,491
Accumulated deficit	(8,076,059)	(8,169,535)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders' deficit	(1,436,763)	(1,548,045)
Total liabilities and stockholders' deficit	$304,016	$(3)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.
Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended August 31,	Three Months Ended August 31,	Nine Months Ended August 31,	Nine Months Ended August 31,
	2018	2017	2018	2017

Sales	$983,321	$—	$983,321	$—
Cost of goods sold	853,263	—	853,263	—
Gross margin	130,058	—	130,058	—
Operating expenses	92,037	31,496	142,037	120,025
Income (loss) from operations	38,021	(31,496)	(11,979)	(120,025)
Other income (expense)
Derivative expense	—	—	(63,960)	(101,849)
Gain (loss) on derivative liabilities	228,896	(93,666)	191,457	18,483
Gain (loss) on retirement of debt	—	—	—	22,000
Interest income (expense), net	(9,278)	(20,101)	(22,042)	(60,302)
Total other income (expense)	219,618	(113,767)	105,455	(121,668)
Income (loss) before income taxes	257,639	(145,263)	93,476	(241,693)
Provision for income taxes (benefit)	—	—	—	—
Net income (loss) before discontinued operations	257,639	(145,263)	93,476	(241,693)
Net income (loss) from discontinued operations	—	—	—	—
Net income (loss)	257,639	(145,263)	93,476	(241,693)

Basic and diluted earnings (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	4,225,451,502	3,513,247,802	4,046,395,863	3,338,826,847

Comprehensive loss:
Net income (loss)	$257,639	$(145,263)	$93,476	$(241,693)
Unrealized gain (loss)	—	—	—	(3,660)
Comprehensive income (loss)	$257,639	$(145,263)	$93,476	$(245,353)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.
Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended August 31,	Nine Months Ended August 31,
	2018	2017
Cash flows from operating activities of continuing operations:
Net income (loss)	$93,476	$(241,693)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	—	40,962
Derivative expense	63,960	101,849
(Gain) loss on derivative liabilities	(191,457)	(18,483)
(Gain) loss on retirement of debt	—	(22,000)
Changes in operating assets and liabilities:
Accounts receivable	(5,000)	—
Inventory	(238,430)	—
Accounts payable and accrued liabilities	232,040	92,338
Net cash provided by (used in) operating activities	(45,411)	(47,027)

Cash flows from investing activities:
Net cash provided by (used in) financing activities	—	—

Cash flows from financing activities:
Proceeds from related parties	70,000	—
Proceeds from issuance of convertible debentures	36,000	47,051
Net cash provided by (used in) financing activities	106,000	47,051

Net increase (decrease) in cash and cash equivalents	60,589	24
Cash and cash equivalents at beginning of period	(3)	33
Cash and cash equivalents at end of period	$60,586	$57

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion features and original issuance discounts on convertible debentures	$—	$54,617
Common stock issued to reduce convertible and promissory notes payable	$17,806	$19,264
Unrealized gain (loss) on securities	$—	$(3,440)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Notes to Unaudited Financial Statements

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Daniels Corporate Advisory Company, Inc. (“Daniels” or the Company) was incorporated in the State of Nevada on May 2, 2002. The Company creates and implements corporate strategy alternatives for mini-cap public and private companies.

The Company formed Payless Truckers, Inc. (“Payless”), a wholly-owned subsidiary which was incorporated in the State of Nevada, on April 11, 2018. Payless is a start-up trucking company whose principal business is to acquire, refurbish, add location electronics, advertise and sell commercial vehicles to drivers and transportation focused customers.

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

Principles of Consolidation:

The accompanying unaudited consolidated financial statements include the accounts of the Company and all its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounts receivable:

Accounts receivable are customer obligations due under normal trade terms which are recorded at net realizable value. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required.

Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventory:

Inventory consists of well maintained, commercial freight vehicles primarily acquired at auction. Inventory is valued at the lower of cost (first in, first out) or replacement value. An allowance for potential non-saleable inventory due to movement, current conditions or obsolescence is based upon a review of inventory quantities, past history and expected future usage. The Company believes that no write-down for slow moving or obsolete inventory is necessary as of August 31, 2018.

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

Revenue and Cost Recognition:

We recognize revenue when we satisfy performance obligations by the transfer of control of products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We recognize revenue from product sales to customers when we satisfy our performance obligation, at a point in time, upon product shipment or delivery to our customer as determined by agreed upon shipping terms. Shipping charges billed to customers are included in product sales and the related shipping costs are included in operating expenses.

We recognize corporate financial consulting service revenue over a period of time as the performance obligation is satisfied over a period of time rather than a point in time. Contracts have specifications unique to each customer and do not create an asset with an alternate use, and we have an enforceable right to payment for performance completed to date.

Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had no material contract assets or contract liabilities as of August 31, 2018.

Our performance obligations related to product sales are satisfied in one year or less. Unsatisfied performance obligations represent contracts with an original expected duration of one year or less. As permitted under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, we are using the practical expedient not to disclose the value of these unsatisfied performance obligations. We also use the practical expedient in which we do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Financing Fees:

Financing fees were being amortized over the life of the related liability on the straight-line method which is not materially different than using the effective interest method. All amortization has been expensed since the ongoing staffing operations have discontinued from which the finance fees were originally accrued.

Net Income (Loss) Per Share:

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

Currently, the Company has projected $8,076,069 as of August 31, 2018 in Net Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the recorded to date.

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

Effective December 15, 2015, Mr. Viola entered into a $685,000 convertible promissory note agreement with the Company in lieu of cash for prior years, unpaid compensation and forgave all other remaining unpaid amounts outstanding at that time. The note matures on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common shares at a discount to market of 50% at any time.

During 2016, our President Arthur Viola infused $10,200 in advances for working capital. These funds were advanced interest free with no payback terms of twelve months and one day. No repayments have been made against these advances as of August 31, 2018.

Since its formation during 2018, an operating principal of the Company’s wholly-owned subsidiary Payless Truckers, Inc. has loaned $70,000 to fund the subsidiary’s operations. The loan currently bears no interest and is payable on demand. The Company has imputed interest on this obligation at a rate of 10% per annum, which the Company believes is appropriate and represents a market lending rate based upon other debt financings. As of August 31, 2018, imputed interest of $2,333 has been recorded in the Company’s financial statements.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Historically, the Company has sustained recurring operating losses. As of August 31, 2018, the Company had a working capital deficit of ($1,356,563) and an accumulated deficit of ($8,076,059).

Management believes that the Company's capital requirements will depend on many factors including the success of the Company's business development efforts and its ability to raise capital to fund acquisitions and operations. There are no assurances that such financing will be available to the Company when needed.

The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 7 - INCOME TAXES

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the three and nine months ended August 31, 2018 and 2017:

	Three Months Ended August 31,	Three Months Ended August 31,	Nine Months Ended August 31,	Nine Months Ended August 31,
	2018	2017	2018	2017

Tax provision (recovery) at effective tax rate (21%)	$54,104	$(30,505)	$19,630	$(50,756)
Change in valuation reserve	(54,104)	30,505	(19,630)	50,756
Tax provision (recovery), net	$—	$—	$—	$—

As of August 31, 2018, the Company had approximately $8,076,059 in net operating loss carry forwards for federal income tax purposes which expire between 2018 and 2034.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company's use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	August 31, 2018	November 30, 2017
Net operating loss carry forwards available at effective tax rate (21%)	$1,696,000	$1,175,602

Less: Valuation Allowances	(1,696,000)	(1,175,602)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 "Income Taxes", valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $1,696,000 at August 31, 2018. The Company did not utilize any NOL deductions for the full fiscal year ended November 30, 2017.

NOTE 8 - NOTES PAYABLE

Other than as described below, there were no issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in our previous form 10K.

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of August 31, 2018, the note balance was $55,224 and all associated loan discounts were fully amortized.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of August 31, 2018, the note balance was $113,992 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of August 31, 2018, the note balance was $6,500 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. During the three months ended May 31, 2018, the Company amended this agreement and received an additional $10,000 in funding under this note. As of August 31, 2018, the note balance was $97,000 and all associated loan discounts were fully amortized.

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

As of August 31, 2018 and November 30, 2017, the estimated fair value of derivative liability was determined to be $234,595 and $362,091, respectively. During the nine months ended August 31, 2018, new derivative liabilities of $63,960 were recognized by the Company. The change in the fair value of derivative liabilities for the nine months ended August 31, 2018 was $228,896 resulting in an aggregate gain on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	234,595	–	–	234,595	234,595
Total derivative liabilities	$234,595	$–	$–	$234,595	$234,595

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the Nine months ended August 31, 2018:

Derivative Liability
Fair value, November 30, 2017	$362,091
Additions	63,960
Change in fair value	(191,457)
Transfers in and/or out of Level 3	–
Fair value, August 31, 2018	$234,595

NOTE 10 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to August 31, 2018 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

As used in this interim report, the terms “we”, “us”, “our”, the “Company”, the “Registrant”, “Daniels Corporate Advisory”, “DCAC” and “Daniels” mean Daniels Corporate Advisory Company, Inc. unless otherwise indicated.

Overview

Daniels Corporate Advisory creates and implements corporate strategy alternatives for the mini-cap public or private company client. The addition of new business opportunities and the location of professional talent for implementation is anticipated through the full-time efforts of our senior management. These efforts are to be expanded in the United States and in foreign capitals by an expanding advisory board and through the networks of independent consultants. Principals of the respective client company will open their networks to augment professional access for specialties the Daniels corporate strategy consultants believe are needed in a jointly-venture, jointly-controlled undertaking created for the client’s optimum growth.

Daniels may provide the client with multiple corporate strategies/opportunities including joint-ventures, marketing opportunity agreements and/or potential acquisitions structured in leveraged buyout format. One or a combination of these strategies would allow the client to enter new market niches or expand further into existing ones.

Recent Business Developments

We have continued to focus our efforts on the build out of the Daniels Corporate Strategy Model. We adjusted our strategy as it relates to the development of subsidiary start-ups and potential acquisitions for common stock. We concentrated on identifying projects that had the potential to produce significant earnings while utilizing limited capital within an expedited time period. We are prioritizing businesses that require heavy capital expenditures and intend to leverage our financing structure in order to produce the potential for accelerated earnings.

As a result, we formed Payless Truckers, Inc. (“Payless”), a wholly-owned subsidiary which was incorporated in the State of Nevada, on April 11, 2018. Payless is a start-up trucking company whose principal business is to acquire, refurbish, add location electronics, advertise and sell commercial vehicles to independent drivers and operators. We entered into an operating agreement with a senior management team in an effort to drive the business and better realize its earnings and growth potential. Payless is responsible for a substantial amount of our financial results, which was an intentional management objective.

We envision Payless as a two-segment trucking business that will be built from its current operating base in Louisiana over the first twelve months of operation. It represents a streamlined trucking company model; one we believe should survive any potential future slow-downs in the economy. It was developed to allow for the maximum utilization of each truck. The first phase of operations has already been implemented, and is described above. The second phase of the business looks to expand upon our current model to allow drivers to rent, or lease, to own our vehicles.

We hope to further enhance our plan for growth beginning in our second year by forming joint-ventures and/or partnerships with truck maintenance companies across the United States in key traffic hubs. This will potentially afford independent drivers and operators the opportunity to be serviced by trusted maintenance facilities under our warranty program.

Liquidity and Capital Resources

As of August 31, 2018, we had $60,586 in cash and cash equivalents and a working capital deficit of $1,356,563.

During the nine months ended August 31, 2018, net cash used in operating activities was ($45,511) compared to net cash used of ($47,027) during the same period in 2017. The nominal decrease in net cash used in operating activities is primarily attributable to the results of operations of our newly formed Payless Truckers, Inc. subsidiary. Payless acquires, refurbishes and resells commercial freight vehicles. It recorded sales of $983,321 and realized a gross margin of $130,058 during the period. Payless currently does not offer credit terms on its sales, and as such requires cash proceeds from its customers at the time of sale. Its gross margins were offset, in part, by the change in its working capital assets which created a cash use of approximately $83,000. The change in working capital assets was primarily caused by an increase in inventory of approximately $238,000, offset by an increase in trade payables and accrued liabilities of approximately $161,000.

Net cash provided by financing activities was $106,000 for the nine months ended August 31, 2018, as compared to net cash provided of $47,051 during the same period in 2017. The increase in net cash provided by financing activities is directly related to loans made to fund operations by an operating principal of our Payless subsidiary.

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements.

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

Effective December 15, 2015, our chief executive officer, Mr. Arthur Viola, entered into a $685,000 convertible promissory note agreement with the Company in lieu of cash for prior years, unpaid compensation and forgave all other remaining unpaid amounts outstanding at that time. The note matures on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common shares at a discount to market of 50% at any time. In the event of conversion, Mr. Viola intends to reinvest any proceeds generated by his investment back into the business to fund operations or the growth of our subsidiaries.

Results of Operations – For the Three Months ended August 31, 2018

Sales

The Company recorded sales of $983,321 during the three months ended August 31, 2018, as compared to zero sales recorded during the same period ended August 31, 2017. Sales increased as a direct result of the operations of the Company’s newly formed subsidiary, Payless Truckers, Inc.

Gross margin

Gross margin is calculated by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margins by revenue. Current gross margins percentages may not be indicative of future gross margin performance.

Gross margin for the three months ended August 31, 2018 and 2017 were 13.2% and 0.0%, respectively. The increase in gross margin for the current year period is directly attributable to the operations of Payless.

Operating Expenses

During the three months ended August 31, 2018, we incurred $92,037 in operating expenses, as compared to $31,496 during the same period ended August 31, 2017. The increase in operating expenses is directly attributable to the results of operations of our newly formed Payless subsidiary.

Other Income and Expenses

During the three months ended August 31, 2018, we realized a gain from the change in derivative liabilities of $228,896, as compared to a loss from the change in derivative liabilities of ($93,666) during the same period ended August 31, 2017. The Company also incurred a net interest expense of $9,278 during the current year period, as compared to $20,101 in expense recorded during the prior year period.

Net Income

The Company recorded net income for the three months ended August 31, 2018 of $257,639, as compared to a net loss of ($145,263) during the same period ended August 31, 2017.

Results of Operations – For the Nine Months Ended August 31, 2018

Sales

The Company recorded sales of $983,321 during the nine months ended August 31, 2018, as compared to zero sales recorded during the same period ended August 31, 2017. Sales increased as a direct result of the operations of the Company’s newly formed subsidiary, Payless Truckers, Inc.

Gross margin

Gross margin is calculated by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margins by revenue. Current gross margins percentages may not be indicative of future gross margin performance.

Gross margin for the nine months ended August 31, 2018 and 2017 were 13.2% and 0.0%, respectively. The increase in gross margin for the current year period is directly attributable to the operations of Payless.

Operating Expenses

During the nine months ended August 31, 2018, we incurred $142,037 in operating expenses, as compared to $120,025 during the same period ended August 31, 2017. The increase in operating expenses is directly attributable to the results of operations of our newly formed Payless subsidiary.

Other Income and Expenses

During the nine months ended August 31, 2018, we incurred a derivative expense charge of $63,960, as compared to $101,849 during the same period ended August 31, 2017. We realized a gain from the change in derivative liabilities of $191,457, as compared to a gain from the change in derivative liabilities of $18,483 during the same period ended August 31, 2017. The Company also incurred a net interest expense of $22,042 during the current year period, as compared to $60,302 in expense recorded during the prior year period.

Net Income

The Company recorded net income for the nine months ended August 31, 2018 of $93,476, as compared to a net loss of ($245,353) during the same period ended August 31, 2017.

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

As a result of the material weaknesses described above, our CEO and CFO have concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

 ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended August 31, 2018, the Company did not issue any shares of unregistered common stock.

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

Dated October 25, 2018
Daniels Corporate Advisory Company, Inc.
(Registrant)

	By:	/s/ Arthur D. Viola
Arthur D. Viola
Chief Executive Officer
and Chief Financial Officer