Form 10-K
period 2018-11-30
Daniels Corporate Advisory Company, Inc.
filed 2019-05-24
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 24, 2019 based upon the closing price as of such date was $461,597.

As of May 24, 2019, 4,647,151,502 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

During fiscal year 2018, (ending November 30, 2018), Daniels, as an incubator, marked several important milestones in fulfilling its Corporate Aim (Aim). That Aim is to achieve the forward earnings momentum and critical mass necessary to achieve major stock exchange consideration for listing. Expectations for listing acceptance are for an 18 to 24-month period, based on the development and subsequent results of the most promising of subsidiary candidates. Management believes generic (start-up opportunity) growth to be the catalyst in meeting the net worth and earnings requirements through employment of limited amounts of capital.

Our corporate securities packages (including stock, warrants, rights and debt) should become more acceptable as liquid forms of finance to broker-dealers, investment bankers, private equity firms and the retail investor as meetings and high levels of interest are expressed by the major exchanges and potential outside board candidates are announced. This favorable visibility should take us to the realm of long-term financing of all types, including equity. Longer term finance options should be available at rates that are open market, very competitive and with terms that pose no threat to serious equity dilution. In the majority of cases funds raised will be committed to activities that are expected to be anti-dilutive in nature, and we will be acquiring hard assets and capable of generating immediate positive cash flow and earnings.

While the above aims have been stated before, things do not happen overnight when you are trying to build out a mini-cap public company. The options for financing at this level are limited and extremely expensive.

However, we believe our options may have improved with the launch of our premier subsidiary, Payless Truckers, Inc., we now have a subsidiary with two business segments each of which has significant growth potential. The “flip” segment, which buys, refurbishes, installs location electronics, advertises and the sells the heavy-duty trucks, has generated the positive cash-flows necessary to cover all the start-up expenses and operational overhead during 2018. Now with all that behind this segment, we expect that with the use of floor plan financing to keep the pipeline primed with an adequate supply to accomplish a total sales goal of $100,000 per week with a positive gross profit per truck. To date, most individual sales have been profitable and we have expectations for significant improvement through the use internally generated funds and favorable cost financing to replace our present high-cost floor plan financing.

The “Credit Enhancement” segment of the business rents heavy-duty trucks to independent truckers with good driving records, hauling for major companies. The cash flow is designed to be steady and significant for the driver and ultimately, for Payless. The trucks are acquired at auction or from wholesale buying groups and are rented on a weekly basis under a five-year contract with options to purchase at current retail, every six months.

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

Item 1. Business.

Overview

Daniels Corporate Advisory creates and implements corporate strategy alternatives for the mini-cap public or private company client. The addition of new business opportunities and the location of professional talent for implementation is anticipated through the full-time efforts of our senior management. These efforts are to be expanded in the United States and in foreign capitals by an expanding advisory board and through the networks of independent consultants. Principals of the respective client company will open their networks to augment professional access for specialties the Daniels corporate strategy consultants believe are needed in a joint-venture, jointly-controlled undertaking created for the client’s optimum growth.

Daniels may provide the client with multiple corporate strategies/opportunities including joint-ventures, marketing opportunity agreements and/or potential acquisitions structured in leveraged buyout format. One or a combination of these strategies would allow the client to enter new market niches or expand further into existing ones.

Recent Business Developments

The Company is operating through the corporate strategy segment of its business. It is attempting to build its own critical mass by creation of start-up subsidiaries it believes have promise/potential. The stated goal is for the parent (DCAC) company to consolidate the critical mass of the subsidiary/start-ups with that of the parent for eventually listing on a major stock exchange. We have continued to focus our efforts on the build out of the Daniels corporate strategy model. We adjusted our strategy as it relates to the development of subsidiary start-ups and potential acquisitions for common stock. We concentrate on identifying projects that have the potential to produce significant earnings on the leveraged capital base of both the parent and the subsidiary/start-up within an expedited time period.

As a result, we formed Payless Truckers, Inc. (“Payless”), a wholly-owned subsidiary which was incorporated in the State of Nevada, on April 11, 2018. Payless is a start-up, service company in the trucking industry. It has two business segments with its launch and current results coming from the “flip” segment, whose principal business is to acquire class 8 heavy duty trucks, refurbish them, add location electronics, advertise and sell to independent drivers and operators. The second segment is the “credit rebuilding segment” where class 8 heavy duty trucks, owned by Daniels/Payless, are rented to experienced independent drivers. These independent drivers rent for a period of up to five years, and have the option to buy the vehicle at retail value every six months. This segment commenced operations subsequent to the close of our fiscal year. In an effort to grow quickly and profitably, Daniels entered into an operating agreement with a senior operating management team in an effort to drive the business and better realize its earnings and growth potential.

The Payless two-segment trucking model represents a streamlined trucking service company; one Daniels believes should survive any potential future slow-downs in the economy. The model was developed to allow for the maximum utilization of each truck. The first phase of operations has already been implemented and has covered all the start-up costs plus its own operating expenses.

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

Business Strategy - Current Operational Strategy & Current Client Projects:

Daniels creates and implements corporate strategy alternatives for the mini-cap public or private company client. The addition of new business opportunities and the location of professional talent for implementation is anticipated through the full-time efforts of our senior management. These efforts are to be expanded in the US and in Foreign capitals by an expanding advisory board and through the networks of independent consultants. Principals of the respective client company will open their networks to augment professional access for specialties the Daniels corporate strategy consultants believe are needed in a joint venture, (jointly-controlled) undertaking created for the client’s optimum growth.

Daniels may provide the client with multiple corporate strategies /opportunities including joint-ventures, marketing opportunity agreements and/or potential acquisitions structured in a leveraged buyout format. One or a combination of these strategies would allow the client to enter new market niches or expand further into existing ones.

The Goal: A major exchange listing. Senior management is estimating at least twenty-four months from commencement of a corporate strategy assignment. Financial results, aided by all participating players, should be forthcoming and recorded in SEC filings. At the same time, a senior management team and Board expanded with highly-credible interim (or permanent) professionals (directors) will be organized in order to successfully navigate the listing process of a major stock exchange. While Daniels believes this process should be successful in the above-noted time period, there is some uncertainty in the process which is dependent upon any past issues the listing committee of a specific exchange may deem necessary to be addressed prior to uplifting. In addition, it may take added time to find the appropriate outside directors that can not only satisfy the listing committee of the exchange but who can also provide added networking/services to build the parent’s and subsidiary’s potential for accelerated growth.

A similar effort will be provided to tailor an optimum growth program for the private company client, whether it chooses to remain private or to become a public company through alternative merger opportunities.

OPTIMUM GROWTH STRATEGY:

Twenty-Four Month Horizons for Daniels’ Objectives:

Daniels’ believes that the validity of its corporate strategy model will be proven further through the success of its initial subsidiary incubation, Payless Truckers, Inc. The growing momentum of this cash flow engine should generate the interest of long-term financing sources that will realize upfront that debt service can/ will be covered. This “collective approach” to growth should provide several initial seed capital sources for other startup subsidiaries or the acquisition and joint-development of early stage companies. Daniels plans to use its publicly traded common stock in a variety of securities packages, including convertible preferred stock, to launch promising subsidiary start-ups, initially for generic sales/profits growth. Subsequent growth options noted above will be applied as external growth becomes a secondary goal. This method of two stage (generic and then external) growth is designed to leave existing client management with commanding equity and operating control positions. Eventually, an optimum exit strategy will be developed for the subsidiary, one that returns a significant return on corporate (parent) capital. The choices of optimum exit strategies could include bringing a subsidiary public, directly through a spin-off strategy, or merging it with an exchange listed public company that requires added critical mass. This infusion of cash flow and profits will allow expansion in one of the more profitable niches of any market designated for expansion. The same corporate strategy model can/will be applied to any independent mini-cap public client.

Senior management believes our corporate strategy business model to be scalable. Based upon the potential success of the initial corporate strategy consulting assignments creating our uplifting to a major stock exchange, Daniels may entertain the creation of a franchising plan for key US cities and foreign capitals or finance centers.

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

In periods of reduced demand for our services, we can either choose to maintain market share by reducing our prices to meet competition or maintain prices and choose only those assignments with new clients that have pressing goals to be met that offer Daniels optimum potential for profits and growth.

The “collective” corporate financial services, direct and referral, including merchant banking/private equity, are very competitive and fragmented in the Company’s market niche. There are limited barriers to entry and new competitors frequently enter the market. A significant number of our competitors possess substantially greater resources. We are and will continue to offer equity compensation to our team of advisory board members, and independent strategy consultants in order to keep a stable, cohesive team of professionals, which is necessary and key to the creation of operating and capital solutions in a timely fashion.

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

Since inception, as a subsidiary of INfe Human Resources, Inc., Daniels Corporate Advisory has always been an operating company, furnishing its advisory services to all phases of operations, finance and in the management of the staffing industry roll-up for its parent company for which revenues were eliminated during consolidations.

Limited revenues and ongoing losses.

While Daniels is still considered a Company with limited revenues, it has formed a wholly-owned subsidiary that is estimated to change things over the next 18 to 24 months; including booking profits with accelerating sales revenue. All the start-up costs of the Payless Truckers, Inc. subsidiary have been absorbed in our 2018 fiscal year.

Our business strategy is unproven and our prospects must be considered speculative.

Our business strategy is unproven, even though our Payless Truckers, Inc. subsidiary is producing positive results with an established momentum, and we may not be successful in addressing early stage challenges, such as establishing our position in the market and developing effective marketing of our services. To implement our business plan, capital may be provided from existing and possibly new consulting business revenue and through outside financing. We have not yet located additional financing to implement our business plan in its entirety. Initial growth may be very limited and based solely on internally generated cash flow from Payless Truckers and on compensation from small, consulting assignments with no guarantee of obtaining additional assignments over the next twelve months. The other potential growth segment of our business plan, after the Payless Truckers model is proven further, is the acquisition of marketing rights for our services through the client networks of other business services companies. This will only occur if we can obtain outside financing. Internally generated funds, alone, will not be sufficient to implement this phase of our business plan.

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

Daniels Corporate Advisory is engaged in the business of offering corporate financial consulting services, including referrals for capital referral and merchant banking services. In some situations, it may use its own funds to help in the launch of a client.

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

Our business relies mainly on the efforts and talents of our chief executive officer and director, Arthur D. Viola. The loss of his services could have a very negative impact on our ability to fulfill our business plan. During our 2018 fiscal year and subsequently, the Company’s senior management team has been expanded so that “continuity of management purpose” will be achieved going forward.

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

Because we are a newly operational company, we need to secure adequate funding. Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail our operations and our business might fail.

Our issuance of additional common stock in exchange for services or to repay debt would dilute our stockholders’ proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

The stated listing requirements for the OTCBB are as follows:

●	Fully reporting with the Securities and Exchange Commission;

●	Not a blank check or inactive company;

●	Minimum of 40 stockholders of record holding at least 100 shares each (note: this number is informal and has been moving up);

●	Directors, officers, and stockholders will be scrutinized for previous involvements in other OTCBB companies, in particular, blank check companies; and

●	Must have a market maker submit a Rule 15c211 application to FINRA and agree to act as market maker for securities of company.

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

If our shares become publicly quoted, our shares of common stock will most likely be “penny stocks” because they most likely will not be registered on a national securities exchange or listed on an automated quotation system sponsored by a registered national securities association, pursuant to Rule 3a51-1(a) under the Exchange Act. For any transaction involving a penny stock, unless exempt, the rules require:

●	That a broker or dealer approve a person’s account for transactions in penny stocks; and

●	That the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

●	The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

●	Sets forth the basis on which the broker or dealer made the suitability determination; and

●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

We may need to raise additional funds in the future for our operations and if we are unable to secure such financing, we may not be able to support our operations.

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

The Company has filed with FINRA for a 1/1000 Reverse Split. This process should take between 60 to 90 days. Prior to the application of the reverse split, the Company’s stock traded actively on both the OTCBB and then in the OTC Markets. There is no guarantee that history will repeat itself, the Company’s stock may take time to rebuild an active market after the processing of the reverse split. As a result, this could reduce our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could reduce the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting at a reasonable assurance level. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404(a) and other requirements of the Sarbanes-Oxley Act. As of the date of this report we do not have an estimate of the costs to the company of compliance with the Act.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Daniels Corporate Advisory’s operational headquarters are located at Parker Towers, 104-60, Queens Boulevard, 12th Floor, Forest Hills, New York 11375. Our office space is provided by Arthur D. Viola, our chief executive officer, director, and controlling stockholder at a monthly rate of $2,025. As our business grows, we may be forced to move to other offices and pay more rent. We believe that our existing facilities are adequate for our current needs for the foreseeable future and if additional space is needed, it would be available on favorable terms at an acceptable location.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings. Our counsel has no formal knowledge in the form of filings of any pending or contemplated litigation, claims or assessments. With regard to matters recognized to involve an unasserted possible claim or assessment that may call for financial statement disclosure and to which counsel has formed a professional conclusion that the Company should disclosure or consider disclosure concerning such possible claims or assessment, as a matter of professional responsibility to the Company, counsel will so advise and will consult with the company concerning the question of such disclosure and the applicable requirements of Statement of Financial Accounting Standard No. 5. To date, counsel has no formal knowledge of any unasserted possible claims.

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

The table below shows the high and low sales prices for our common stock for the periods indicated.

	Price Ranges
Fiscal Year Ended November 30, 2017	High	Low
First Quarter	$0.0002	$0.0001
Second Quarter	0.0001	0.0001
Third Quarter	0.0003	0.0001
Fourth Quarter	0.0002	0.0001

Fiscal Year Ended November 30, 2018
First Quarter	$0.0001	$0.0001
Second Quarter	0.0001	0.0001
Third Quarter	0.0001	0.0001
Fourth Quarter	0.0001	0.0001

There were approximately 212 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name” which brings the total shareholder count to 845.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During fiscal year 2018, (ending November 30, 2018), Daniels, as an incubator, marked several important milestones in fulfilling its Corporate Aim (Aim). That Aim is to achieve the forward earnings momentum and critical mass necessary to achieve major stock exchange consideration for listing. Expectations for listing acceptance are for an 18 to 24-month period, based on the development and subsequent results of the most promising of subsidiary candidates. Management believes generic (start-up opportunity) growth to be the catalyst in meeting the net worth and earnings requirements through employment of limited amounts of capital.

Our corporate securities packages (including stock, warrants, rights and debt) should become more acceptable as liquid forms of finance to broker-dealers, investment bankers, private equity firms and the retail investor as meetings and high levels of interest are expressed by the major exchanges and potential outside board candidates are announced. This favorable visibility should take us to the realm of long-term financing of all types, including equity. Longer term finance options should be available at rates that are open market, very competitive and with terms that pose no threat to serious equity dilution. In the majority of cases funds raised will be committed to activities that are expected to be anti-dilutive in nature, and we will be acquiring hard assets and capable of generating immediate positive cash flow and earnings.

While the above aims have been stated before, things do not happen overnight when you are trying to build out a mini-cap public company. The options for financing at this level are limited and extremely expensive.

However, we believe our options may have improved with the launch of our premier subsidiary, Payless Truckers, Inc., we now have a subsidiary with two business segments each of which has significant growth potential. The “flip” segment, which buys, refurbishes, installs location electronics, advertises and the sells the heavy-duty trucks, has generated the positive cash-flows necessary to cover all the start-up expenses and operational overhead during 2018. Now with all that behind this segment, we expect that with the use of floor plan financing to keep the pipeline primed with an adequate supply to accomplish a total sales goal of $100,000 per week with a positive gross profit per truck. To date, most individual sales have been profitable and we have expectations for significant improvement through the use internally generated funds and favorable cost financing to replace our present high-cost floor plan financing.

The “Credit Enhancement” segment of the business rents heavy-duty trucks to independent truckers with good driving records, hauling for major companies. The cash flow is designed to be steady and significant for the driver and ultimately, for Payless. The trucks are acquired at auction or from wholesale buying groups and are rented on a weekly basis under a five-year contract with options to purchase at current retail, every six months.

Forward Looking Statements

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report. The Annual Report on Form 10-K contains forward-looking statements including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

●	discuss our future expectations;

●	contain projections of our future results of operations or of our financial condition; and

●	state other “forward-looking” information.

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

Overview

Daniels Corporate Advisory creates and implements corporate strategy alternatives for the mini-cap public or private company client. The addition of new business opportunities and the location of professional talent for implementation is anticipated through the full-time efforts of our senior management. These efforts are to be expanded in the United States and in foreign capitals by an expanding advisory board and through the networks of independent consultants. Principals of the respective client company will open their networks to augment professional access for specialties the Daniels corporate strategy consultants believe are needed in a joint-venture, jointly-controlled undertaking created for the client’s optimum growth.

Daniels may provide the client with multiple corporate strategies/opportunities including joint-ventures, marketing opportunity agreements and/or potential acquisitions structured in leveraged buyout format. One or a combination of these strategies would allow the client to enter new market niches or expand further into existing ones.

Recent Business Developments

The Company is operating through the corporate strategy segment of its business. It is attempting to build its own critical mass by creation of start-up subsidiaries it believes have promise/potential. The stated goal is for the parent (DCAC) company to consolidate the critical mass of the subsidiary/start-ups with that of the parent for eventually listing on a major stock exchange. We have continued to focus our efforts on the build out of the Daniels corporate strategy model. We adjusted our strategy as it relates to the development of subsidiary start-ups and potential acquisitions for common stock. We concentrate on identifying projects that have the potential to produce significant earnings on the leveraged capital base of both the parent and the subsidiary/start-up within an expedited time period.

As a result, we formed Payless Truckers, Inc. (“Payless”), a wholly-owned subsidiary which was incorporated in the State of Nevada, on April 11, 2018. Payless is a start-up, service company in the trucking industry. It has two business segments with its launch and current results coming from the “flip” segment, whose principal business is to acquire class 8 heavy duty trucks, refurbish them, add location electronics, advertise and sell to independent drivers and operators. The second segment is the “credit rebuilding segment” where class 8 heavy duty trucks, owned by Daniels/Payless, are rented to experienced independent drivers. These independent drivers rent for a period of up to five years, and have the option to buy the vehicle at retail value every six months. This segment commenced operations subsequent to the close of our fiscal year. In an effort to grow quickly and profitably, Daniels entered into an operating agreement with a senior operating management team in an effort to drive the business and better realize its earnings and growth potential.

The Payless two-segment trucking model represents a streamlined trucking service company; one Daniels believes should survive any potential future slow-downs in the economy. The model was developed to allow for the maximum utilization of each truck. The first phase of operations has already been implemented and has covered all the start-up costs plus its own operating expenses.

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

Business Strategy - Current Operational Strategy & Current Client Projects:

Daniels creates and implements corporate strategy alternatives for the mini-cap public or private company client. The addition of new business opportunities and the location of professional talent for implementation is anticipated through the full-time efforts of our senior management. These efforts are to be expanded in the US and in Foreign capitals by an expanding advisory board and through the networks of independent consultants. Principals of the respective client company will open their networks to augment professional access for specialties the Daniels corporate strategy consultants believe are needed in a joint venture, (jointly-controlled) undertaking created for the client’s optimum growth.

Daniels may provide the client with multiple corporate strategies /opportunities including joint-ventures, marketing opportunity agreements and/or potential acquisitions structured in a leveraged buyout format. One or a combination of these strategies would allow the client to enter new market niches or expand further into existing ones.

The Goal: A major exchange listing. Senior management is estimating at least twenty-four months from commencement of a corporate strategy assignment. Financial results, aided by all participating players, should be forthcoming and recorded in SEC filings. At the same time, a senior management team and Board expanded with highly-credible interim (or permanent) professionals (directors) will be organized in order to successfully navigate the listing process of a major stock exchange. While Daniels believes this process should be successful in the above-noted time period, there is some uncertainty in the process which is dependent upon any past issues the listing committee of a specific exchange may deem necessary to be addressed prior to uplifting. In addition, it may take added time to find the appropriate outside directors that can not only satisfy the listing committee of the exchange but who can also provide added networking/services to build the parent’s and subsidiary’s potential for accelerated growth.

A similar effort will be provided to tailor an optimum growth program for the private company client, whether it chooses to remain private or to become a public company through alternative merger opportunities.

OPTIMUM GROWTH STRATEGY:

Twenty-Four Month Horizons for Daniels’ Objectives:

Daniels’ believes that the validity of its corporate strategy model will be proven further through the success of its initial subsidiary incubation, Payless Truckers, Inc. The growing momentum of this cash flow engine should generate the interest of long-term financing sources that will realize upfront that debt service can/ will be covered. This “collective approach” to growth should provide several initial seed capital sources for other startup subsidiaries or the acquisition and joint-development of early stage companies. Daniels plans to use its publicly traded common stock in a variety of securities packages, including convertible preferred stock, to launch promising subsidiary start-ups, initially for generic sales/profits growth. Subsequent growth options noted above will be applied as external growth becomes a secondary goal. This method of two stage (generic and then external) growth is designed to leave existing client management with commanding equity and operating control positions. Eventually, an optimum exit strategy will be developed for the subsidiary, one that returns a significant return on corporate (parent) capital. The choices of optimum exit strategies could include bringing a subsidiary public, directly through a spin-off strategy, or merging it with an exchange listed public company that requires added critical mass. This infusion of cash flow and profits will allow expansion in one of the more profitable niches of any market designated for expansion. The same corporate strategy model can/will be applied to any independent mini-cap public client.

Senior management believes our corporate strategy business model to be scalable. Based upon the potential success of the initial corporate strategy consulting assignments creating our uplifting to a major stock exchange, Daniels may entertain the creation of a franchising plan for key US cities and foreign capitals or finance centers.

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

In periods of reduced demand for our services, we can either choose to maintain market share by reducing our prices to meet competition or maintain prices and choose only those assignments with new clients that have pressing goals to be met that offer Daniels optimum potential for profits and growth.

The “collective” corporate financial services, direct and referral, including merchant banking/private equity, are very competitive and fragmented in the Company’s market niche. There are limited barriers to entry and new competitors frequently enter the market. A significant number of our competitors possess substantially greater resources. We are and will continue to offer equity compensation to our team of advisory board members, and independent strategy consultants in order to keep a stable, cohesive team of professionals, which is necessary and key to the creation of operating and capital solutions in a timely fashion.

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

The accounting policies identified as critical are as follows:

Revenue and Cost Recognition

We recognize revenue when we satisfy performance obligations by the transfer of control of products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We recognize revenue from class 8 heavy duty truck sales to customers when we satisfy our performance obligation, at a point in time, when title to the truck is transferred to the customer. Delivery or shipping charges billed to customers, if applicable, are included in product sales and the related shipping costs are included in cost of goods sold.

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

Liquidity and Capital Resources

As of November 30, 2018, we had $56,996 in cash and cash equivalents and a working capital deficit of $2,116,017.

During the year ended November 30, 2018, net cash used in operating activities was ($494,001) compared to net cash used of ($47,087) in 2017. The increase in net cash used in operating activities is primarily attributable to the results of operations of our newly formed Payless Truckers, Inc. subsidiary. It recorded sales of $2,053,655 and realized a gross margin of $162,100 during the year. Payless currently does not offer credit terms on its sales, and as such requires cash proceeds from its customers at the time of sale. Its gross margins were offset by the change in its working capital assets which created a cash use of approximately $388,000.

Net cash used in investing activities was $42,500 for the year ended November 30, 2018, as compared to nil in 2017. The increase is directly attributable to the purchase of a truck to be utilized in our credit rebuilding business line in future periods.

Net cash provided by financing activities was $593,500 for the year ended November 30, 2018, as compared to net cash provided of $47,051 in 2017. The increase in net cash provided by financing activities is directly related to the issuance of $386,000 in convertible debt and loans of $207,500 to fund operations made by a related party.

Our primary source of liquidity has been from the issuance of convertible debt. Since the creation of our subsidiary, Payless Truckers, Inc., cash flow from the “flip” business of the truck service company has sustained the consolidated group. All of the subsidiaries start-up costs have been absorbed and consequently impacted the earnings of the subsidiary. In addition, a $731,510 non-cash derivative charge also negatively impacted earnings. Since the close of our 2018 fiscal year, on a run-rate basis, the Company is operating profitably.

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

At present, we do have sufficient capital on hand to fund very limited operations for the immediate future. Our consulting income on current and expected assignments (and continued support from Arthur D. Viola, our chief executive officer and director, is believed to be sufficient to support current capital demands. Management estimates that we will need at least $5 million to fund our Payless Truckers subsidiary unless a lesser cash amount can still achieve our objectives by use of asset-based lending where we can leverage truck purchases. Because of the start-up nature of the subsidiary, this financing may be harder to achieve than normal. However, even if limited funds are raised, Payless will still be able to register profits from its “flip” business segment while cost-effective funding for the “credit rebuilding” business segment can be arranged. The Company does have funding available under a commitment letter but these funds are very expensive; management is trying to avoid their use.

It is the Company’s intention to concentrate its efforts on the build-out of its Payless Truckers, Inc. subsidiary. Once solidly on its growth path, meeting projections and generating positive operating cash flows, additional subsidiary/start-up businesses will be entertained be the parent company.

Senior Management believes it will have sufficient cash flows to continue in business for the foreseeable future. While legal and accounting expenses are significant for a reporting company, we will cover them out of operating cash flows.

Comparison of the Year Ended November 30, 2018 to the Year Ended November 30, 2017 Revenues

Sales

The Company recorded sales of $2,053,655 during the year ended November 30, 2018, as compared to zero sales recorded during the year ended November 30, 2017. Sales increased as a direct result of the operations of the Company’s newly formed subsidiary, Payless Truckers, Inc. Payless’s principal business is to acquire, refurbish, add location electronics, advertise and sell commercial vehicles to drivers and transportation focused customers. All revenues during 2018 were directly attributable to the sale of refurbished vehicles.

Gross margin

Gross margin is calculated by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margins by revenue. Current gross margins percentages may not be indicative of future gross margin performance.

Gross margin for the year ended November 30, 2018 and 2017 were $162,100 and $0, respectively. Gross margin percentage for the year ended November 30, 2018 and 2017 were 7.9% and 0.0%, respectively. The increase in gross margin and gross margin percentage for the current year period is directly attributable to the operations of Payless as described above.

Operating Expenses

During the year ended November 30, 2018, we incurred $221,707 in expenses, compared to $145,085 in the same period ended November 30, 2017; an increase of $76,622. The increase in our operating expenses is generally related to an increase in our use of consulting and professional services during the year ended November 30, 2018 as compared to the prior year period; in addition to the inclusion of Payless’s operating expenses since its formation in April 2018. Their operating expenses were primarily comprised of compensation, facilities costs and outsourced services.

Other Income and Expenses

During the year ended November 30, 2018, we realized a net other expense of $812,008, compared to $136,459 in net other expense in the same period ended November 30, 2017; an increase of $675,549. We incurred interest expense charges of $291,821 and we recorded a derivative expense of $731,510 on convertible loans, as compared to interest charges of $80,402 and derivative expense of $101,849 in the prior year. The increase in interest expense is directly attributable to the amortization of loan discounts associated with the Company’s newly issued debt. Additionally, we recorded a gain of $162,093 resulting from the change in fair market value of derivative instruments, as compared to a gain of $23,792 resulting from the change in fair market value of derivative instruments in the prior year. Lastly, we recognized other income of $49,230 through the reduction of accrued cost estimates to bring the Company current with its financial reporting responsibilities.

Net Income

The Company had a net loss for the year ended November 30, 2018 of $871,615 compared to a net loss of $281,544 for the year ended November 30, 2017. because the net loss was primarily caused by the Company’s non-cash derivative charge of $731,510.

Despite the Company’s overall net loss, its operating subsidiary Payless recorded net income of approximately $28,000. Going forward, with both business lines of Payless now fully operational, management believes that revenues and profits will continue to increase.

Off-Balance Sheet Arrangements

None.

Inflation

We believe that inflation has not had a material impact on our results of operations for the two years ended November 30, 2018 and 2017, and since inflation rates have generally remained at relatively low levels our operations are not otherwise uniquely affected by inflation concerns.

Going Concern

The accompanying audited condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our auditors, in their report dated May __, 2019, have expressed substantial doubt about our ability to continue as going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2018 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of November 30, 2018, we determined that control deficiencies existed that constituted material weaknesses, as described below:

●	lack of documented policies and procedures.

●	we have no audit committee.

●	there is a risk of management override given that our officers have a high degree of involvement in our day to day operations.

●	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of November 30, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Thayer O’Neal Company, LLC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of November 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board. Our executive officers are as follows:

Name	Age	Position
Arthur D. Viola	72	President and Chairman of the Board
Nicholas Viola	70	Chief Executive Officer
Keith L. Voigts	74	Chief Financial Officer

Biographical information for our executive officers and senior management is set forth below:

Arthur D. Viola has been our board chairman and president September, 2002. In 1981, Mr. Arthur Viola founded The Viola Group, Inc., a New York based public company which acquired, and managed private companies. In 2000, Mr. Arthur Viola engineered the merger of The Viola Group with an Internet company at the height of the Internet craze. Stockholders made a 900% return on invested capital. From 1990 to the present, Mr. Arthur Viola has served as senior partner of Daniels Corporate Advisory Co., a New York based private company, which is a predecessor of the registrant, and which advised and helped grow small public companies. Previously, Mr. Arthur Viola was involved in mergers and acquisitions as an AVP Corporate Finance/M&A Department of Bank of America, (1980-1982) as a Senior Acquisitions/Market-Planner at Gulf & Western (1978-1979) and as a Senior Acquisitions Analyst at Crane Co., (1975-1978) and was an account manager for Citibank, N.A. (1971-1974) in their Institutional Investment Management Department. Mr. Arthur Viola attended New York University (Advanced work in Corporate Mergers and Acquisitions) and the New York University Real Estate Institute for Real Estate Development. He received an MBA from Pace University (Financial Management & Accounting) and a BA from Iona College (Economics and Finance).

Nicholas Viola was appointed as our chief executive officer on April 1, 2019. Mr. Nicholas Viola was a key technology professional who spent his entire career in analytics for an Electric Testing Laboratory. He provided the mathematical analysis necessary to evaluate operating models of major National Brands in Heating & Refrigeration. Since retiring, and after many years of following and analyzing mini/micro company investments in the stock market, he is now a professional investor, and continues to use his analytical insights in the review of a candidate’s financial strength and recommendations for action. Prior to his appointment, Mr. Nicholas Viola provided administrative and analytical support to Daniels. Mr. Nicholas Viola is the brother of Arthur Viola, now President of Daniels.

Keith L. Voigts was appointed as our chief financial officer on April 15, 2019. Prior to his appointment, Mr. Voigts was, and remains, chief financial officer of our wholly-owned subsidiary, Payless Truckers, Inc. He has served Payless in this capacity since April 1, 2018. Mr. Voigts is a seasoned financial officer/executive of private and public entities and a retired partner of KPMG International. Throughout his career, he contributed to fast-growing companies by creating building blocks for hyper-growth. Mr. Voigts has demonstrated people/interactive skills at the highest levels of corporate America and with financial service providers. Mr. Voigts is highly-experienced in SEC reporting, budgeting and planning, both short and long-term.

David Paysse was appointed as the chief operations officer and vice president of Payless Truckers, Inc. on October 1, 2018. He possesses operational and senior executive management experience in the transportation industry through his 22 years as a profitable wholesaler / maintenance provider for top brand heavy duty trucks all over North America. Mr. Paysse has a history of successful business ventures. He is proficient in areas of current-management, turnaround and creation of new concept social media marketing. The “rent to own” segment of Payless Truckers, Inc. will benefit from Mr. Paysse’s participation. Credit programs for all credit types will be offered as well as nationwide motor, trans and rear end warranties that are free for our independent driver/clients. Mr. Paysse will be running the daily operations of Payless Truckers with senior oversight advisory management from Arthur Viola.

Thomas Normand was appointed president and chief executive officer of Payless Truckers, Inc. on September 1, 2018 and commissioned to build a sales force. He has transformed the sales and leasing model making it simpler and more cost effective to service customers through an expanded, nationwide warranty coverage, initially at hub centers. Thomas headed a team that delivered over 40 trucks per month on a consecutive basis at a wholesale dealership. He is an expert in negotiating and locking down the customer commitment. Thomas possesses top management skills in the management of technicians as well as sales professionals. He has managed sales specialties include selling cash trucks, rental, leasing, service. His technical expertise management includes oversight on hand-picked specialists with extensive experience in heavy haul extendable hydraulic trailers, flat bed, drop, step decks, dry 53’, refrigerated 53’ trailer trailers. His team is expert in oil field trucks / equipment, long haul sleeper trucks, heavy construction / multi axle dump trucks and in exporting of large numbers of trucks to developing nations.

Ralph Cox joined Payless Truckers, Inc. on November 1, 2018. The proven and efficient management strategy he developed over 25 years as a general operations manager will now be applied to cash management for the Company. Mr. Cox is a former base operations manager for Ford Motor Credit Corporation. Running a regional finance center, he was a leader in the success of the company in the late 90’s. He worked at a similar level of responsibility for Fortune 500 Companies including Robinson/Mays and Alliance One, a subsidiary of P & G as a senior debt manager for their call center. Mr. Cox is a published writer for an international trading company. He wrote monthly articles in business finance, building credit and capital. He has an MBA in Accounting & Finance from Pasadena City College, Pasadena CA. and is a Certified FDCPA & collections manager with experience and mastery of both large and small established businesses and startup companies.

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

Daniels Corporate Advisory has determined that Keith L. Voigts is a financial expert as defined by Section 407 of The Sarbanes-Oxley Act of 2002. However, Mr. Voigts is not independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. In order to be considered to be independent, a member of an audit committee of a listed issuer that is not an investment company may not, other than in his capacity as a member of the audit committee, our board of directors or any other board committee:

●	Accept directly or indirectly any consulting, advisory or other compensatory fee from the issuer or any subsidiary thereof, provided that, unless the rules of the national securities exchange or national securities association provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the listed issuer (provided that such compensation is not contingent in any way on continued service); or

●	Be an affiliated person of the issuer or any subsidiary thereof.

Conflicts of Interest

From time to time, one or more of Daniels Corporate Advisory’s affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that Daniels Corporate Advisory owns and operates. These persons may continue to form, hold an ownership interest in and/or manage additional other businesses upon the following events/actions occurring prior: (a) Daniels (the “Parent”) having achieved a collective earnings cushion sufficient to meet earnings and net worth for major exchange listing requirements, including excess working capital / earnings for the pay down of subsidiary debt even if un-affiliated transaction(s) requiring cash from a subsidiary prior to spin-off or alternate IPO create loses; (b) Daniels (collectively with consolidated subsidiaries) has been approved for listing by the listing committee of a major stock exchange; then and only then may an affiliate compete with Daniels Corporate Advisory with respect to operations, including financing and marketing, management time and services and potential customers. Post-exchange listing for Daniels (Parent) and upon completion of a spin-off or alternate IPO transaction approved by Daniels (Parent) for a specific subsidiary interested in other affiliations, that particular Daniels Corporate Advisory affiliate will in no way be prohibited from undertaking such activities, and neither Daniels Corporate Advisory nor its stockholders will have any right to require participation in such other activities.

Code of Ethics for Senior Executive Officers and Senior Financial Officers

Daniels Corporate Advisory has adopted a Code of Ethics for Senior Executive Officers and Senior Financial Officers that applies to its president, chief executive officer, chief operating officer, chief financial officer, and all financial officers, including the principal accounting officer. The code provides as follows:

●	Each officer is responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by Daniels Corporate Advisory with the Securities and Exchange Commission or disclosed to Daniels Corporate Advisory’s stockholders and/or the public.

●	Each officer shall immediately bring to the attention of the audit committee, or disclosure compliance officer, any material information of which the officer becomes aware that affects the disclosures made by Daniels Corporate Advisory in its public filings and assist the audit committee or disclosure compliance officer in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the Securities and Exchange Commission.

●	Each officer shall promptly notify Daniels Corporate Advisory’s general counsel, if any, or the president or chief executive officer as well as the audit committee of any information he may have concerning any violation of our Code of Business Conduct or Daniels Corporate Advisory’s Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in Daniels Corporate Advisory’s financial reporting, disclosures or internal controls.

●	Each officer shall immediately bring to the attention of Daniels Corporate Advisory’s general counsel, if any, the president or the chief executive officer and the audit committee any information he may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to Daniels Corporate Advisory and the operation of our business, by Daniels Corporate Advisory or any of its agents.

●	Any waiver of this Code of Ethics for any officer must be approved, if at all, in advance by a majority of the independent directors serving on Daniels Corporate Advisory’s board of directors. Any such waivers granted will be publicly disclosed in accordance with applicable rules, regulations and listing standards.

We will provide to any person without charge, upon request, a copy of our Code of Ethics. Any such request should be directed to our corporate secretary at Parker Towers, 104-60, Queens Boulevard, 12th Floor, Forest Hills, New York 11375, telephone (347) 242-3148, or by e-mail at Onewallstreetn@aol.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe there were no applicable reporting persons based on all applicable Section 16(a) filing requirements with respect to transactions during the fiscal years ended November 30, 2018 and November 30, 2017.

Item 11. Executive Compensation.

Executive Officer Compensation

At present Daniels Corporate Advisory has only one executive officer. The compensation program for future executives will consist of three key elements which will be considered by a compensation committee to be appointed:

●	A base salary;

●	A performance bonus; and

●	Periodic grants and/or options of our common stock.

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

Summary Compensation Table

The following table sets forth, for the last two fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2018 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the “Named Officers.” No other executive officer of Daniels Corporate Advisory received compensation in excess of $100,000 during fiscal years 2018 and 2017.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Arthur D. Viola	2018	100,000	-0-	-0-	-0-	-0-	-0-	-0-	100,000
Arthur D. Viola	2017	100,000	-0-	-0-	-0-	-0-	-0-	-0-	100,000

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal years, November 30, 2018 and November 30, 2017:

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

(1) Daniels Corporate Advisory chief executive officer.

Employment Agreements

As of the date of this report, Daniels Corporate Advisory has employment agreements in place with senior management of both Daniels and its wholly-owned subsidiary, Payless Truckers, Inc..

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 30, 2018, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of May __, 2019, there were 4,225,451,502 shares of common stock issued and outstanding.

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

Beneficial ownership is determined in accordance with the rules of the SEC. As of May __, 2019, there were 4,225,451,502 shares of our common stock issued and outstanding.

The 100,000 shares of our super voting preferred stock, as amended, owned by Arthur D. Viola gives him the power to vote 66 and 2/3 percent shares of the share vote necessary for any issue requiring a common stock vote.

The voting rights of our common stock contained in our preferred stock along with the 31,185,000 common shares will provide Mr. Viola with voting rights equal to 66 2/3 votes of all votes in any common stock vote. As a result, Arthur D. Viola is able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

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

Item 14. Principal Accountant Fees and Services.

The following table presents the estimated aggregate fees billed by Thayer O’Neal Company, PLLC for services performed during our last two fiscal years.

	Years Ended
	December 31,
	2018	2017
Audit fees (1)	$27,582	$—
Tax fees (2)	—	—
All other fees (3)	—	—

	$27,582	$—

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended November 30, 2018 and 2017, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the issuance of consents and other matters relating to registration statements filed by us.

(2)	There were no tax fees billed in these two periods.

(3)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for years ended November 30, 2018 and November 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Daniels Corporate Advisory Company, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Daniels Corporate Advisory Company, Inc (“the Company”), as of November 30, 2018 and 2017, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended November 30, 2018, in conformity with U.S generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company’s auditor since 2018

Houston, Texas

May 24, 2019

Daniels Corporate Advisory Company, Inc.

Consolidated Balance Sheets

	November 30, 2018	November 30, 2017

ASSETS
Current assets:
Cash and cash equivalents	$56,966	$(3)
Accounts receivable	77,638	—
Inventory	196,664	—
Vendor advances	199,972	—
Total current assets	531,270	(3)
Property and equipment, net	42,500	—
Total assets	$573,770	$(3)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$460,367	$249,014
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	331,049	241,736
Derivative liabilities	931,509	362,091
Related party payables	217,700	10,200
Total current liabilities	2,625,625	1,548,042
Total liabilities	2,625,625	1,548,042

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of November 30, 2018 and 2017, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 4,225,451,502 and 3,513,247,802 shares issued and outstanding as of November 30, 2018 and 2017, respectively	4,225,452	3,513,248
Additional paid-in capital	2,828,092	3,172,491
Accumulated deficit	(9,041,150)	(8,169,535)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders’ deficit	(2,051,855)	(1,548,045)
Total liabilities and stockholders’ deficit	$573,770	$(3)

The accompanying notes are an integral part of these financial statements.

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended	Year Ended
	November 30, 2018	November 30, 2017

Sales	$2,053,655	$—
Cost of goods sold	1,891,555	—
Gross margin	162,100	—
Operating expenses	221,707	145,085
Loss from operations	(28,992)	(145,085)
Other income (expense)
Derivative expense	(731,510)	(101,849)
Gain on derivative liabilities	162,093	23,792
Gain (loss) on retirement of debt	—	22,000
Interest income (expense), net	(291,821)	(80,402)
Other income (expense), net	49,230	—
Total other income (expense)	(864,285)	(136,459)
Loss before income taxes	(871,615)	(281,544)
Provision for income taxes (benefit)	—	—
Net loss	$(871,615)	$(281,544)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	4,091,037,132	3,382,312,619

Comprehensive loss:
Net loss	$(871,615)	$(281,544)
Unrealized gain (loss)	—	(5,900)
Comprehensive loss	$(871,615)	$(287,444)

The accompanying notes are an integral part of these financial statements.

Daniels Corporate Advisory Company, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the years Ended November 30, 2018 and 2017

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance, November 30, 2016	100,000	$100	2,686,756,136	$2,686,756	$3,939,053	$(7,887,991)	$(58,449)	$(1,320,531)

Net loss	—	—	—	—	—	(281,544)	—	(281,544)
Other unrealized loss	—	—	—	—	—	—	(5,900)	(5,900)
Conversion of convertible debentures and accrued interest into common stock	—	—	826,491,666	826,492	(807,228)	—	—	19,264
Recognition of beneficial conversion features related to convertible debentures	—	—	—	—	40,666	—	—	40,666

Balance, November 30, 2017	100,000	$100	3,513,247,802	$3,513,248	$3,172,491	$(8,169,535)	$(64,349)	$(1,548,045)

Net loss	—	—	—	—	—	(871,615)	—	(871,615)
Issuance of common stock purchase warrants in connection with the issuance of convertible debentures	—	—	—	—	320,000	—	—	320,000
Conversion of convertible debentures and accrued interest into common stock	—	—	712,203,700	712,204	(694,399)	—	—	17,805
Recognition of beneficial conversion features related to convertible debentures	—	—	—	—	30,000	—	—	30,000

Balance, November 30, 2018	100,000	$100	4,225,451,502	$4,225,452	$2,828,092	$(9,041,150)	$(64,349)	$(2,051,855)

The accompanying notes are an integral part of these financial statements.

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	November 30, 2018	November 30, 2017
Cash flows from operating activities of continuing operations:
Net loss	$(871,615)	$(281,544)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	58,333	54,617
Derivative expense	731,510	101,849
(Gain) loss on derivative liabilities	(162,093)	(23,792)
(Gain) loss on retirement of debt	—	(22,000)
Changes in operating assets and liabilities:
Accounts receivable	(77,638)	—
Inventory	(196,664)	—
Vendor advances	(199,972)	—
Accounts payable and accrued liabilities	224,138	123,783
Net cash used in operating activities	(494,001)	(47,087)

Cash flows from investing activities:
Purchase of fixed assets	(42,500)	—
Net cash used in financing activities	(42,500)	—

Cash flows from financing activities:
Repayment of convertible notes	—	(13,950)
Proceeds from related party payables	207,500	—
Proceeds from issuance of convertible debentures	386,000	61,000
Net cash provided by financing activities	593,500	47,051

Net increase (decrease) in cash and cash equivalents	56,999	(36)
Cash and cash equivalents at beginning of period	(3)	33
Cash and cash equivalents at end of period	$56,993	$(3)

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Beneficial conversion features and original issuance discounts on convertible debentures	$30,000	$54,617
Common stock issued to reduce convertible and promissory notes payable	$17,805	$19,264
Unrealized loss on securities	$—	$(5,900)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2018 AND NOVEMBER 30, 2017

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

Basis of Presentation

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

Election to be treated as an emerging growth company

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

Use of Estimates

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

Risk and Uncertainties

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with a high-credit-quality financial institution. At times, such cash may be in excess of the Federal Deposit Insurance Corporation-insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

Accounts receivable

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

Inventory

Inventory consists of well-maintained, class 8 heavy duty trucks primarily acquired at auction. Inventory is valued at the lower of cost (first in, first out) or market value. An allowance for potential non-saleable inventory due to movement, current conditions or obsolescence is based upon a review of inventory quantities, past history and expected future usage. The Company believes that no write-down for slow moving or obsolete inventory is necessary as of November 30, 2018.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 ” Fair Value Measurements and Disclosures “ (ASC 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, accounts payable and accrued expenses, notes payable, notes payable to related parties, related parties payable and derivative liabilities. The Company has also applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Comprehensive Income

ASC Topic 220 (SFAS No. 130) establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources.

Other-Than-Temporary Impairment

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

Revenue and Cost Recognition

We recognize revenue when we satisfy performance obligations by the transfer of control of products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We recognize revenue from class 8 heavy duty truck sales to customers when we satisfy our performance obligation, at a point in time, when title to the truck is transferred to the customer and collection of cash is certain. Delivery or shipping charges billed to customers, if applicable, are included in product sales and the related shipping costs are included in cost of goods sold.

Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had contract assets, consisting solely of accounts receivable, totaling $77,638 as of November 30, 2018.

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

Property and Equipment, Net

Property and equipment, net is reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Income Taxes

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

Net Loss Per Share

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also, in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard.

ASC 842 will be effective for us beginning on December 1, 2018. As of December 1, 2018, we will record right-of-use assets and lease liabilities of approximately $23,000.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with partial early adoption permitted for eliminated disclosures. The method of adoption varies by the disclosure. The Company is currently evaluating the impact that adopting this guidance will have on the unaudited condensed consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited condensed consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company currently rents space from Arthur Viola, CEO and shareholder. This is a month to month rental and there is no commitment beyond each month. The monthly rent expense is $2,100.

Effective December 15, 2016, Mr. Viola entered into a $685,000 convertible promissory note agreement with the Company and forgave all remaining amounts outstanding at that time. The note matures on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common stock at a discount to market of 50% at any time.

During 2016, our President Arthur Viola infused $10,200 in advances for working capital. These funds were advanced interest free with no payback terms of twelve months and one day. No repayments have been made against these advances as of November 30, 2018.

Since its formation during 2018, the Company’s wholly-owned subsidiary Payless Truckers, Inc. has received loan proceeds aggregating $207,500 from a related party to help fund the subsidiary’s operations. The loan currently bears no interest and is payable on demand. The Company has imputed interest on this obligation at a rate of 10% per annum, which the Company believes is appropriate and represents a market lending rate based upon other debt financings. As of November 30, 2018, imputed interest of $7,458 has been recorded in the Company’s financial statements.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Historically, the Company has sustained recurring operating losses. As of November 30, 2018, the Company had a working capital deficit of $2,094,355 and an accumulated deficit of $9,041,150.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s business development efforts, the generation of cash flow from its current operations and its ability to raise capital to fund acquisitions and operations. There are no assurances that such financing will be available to the Company when needed.

The conditions described above raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company currently has no long-term commitments.

Contingencies

None.

NOTE 6 - INCOME TAXES

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended November 30, 2018 and 2017:

	November 30, 2018	November 30, 2017
Tax provision (recovery) at effective tax rate (21%)	$(183,039)	$(59,124)
Change in valuation reserve	183,039	59,124
Tax provision (recovery), net	$–	$–

As of November 30, 2018, the Company had approximately $9,041,150 in net operating loss carry forwards for federal income tax purposes which expire between 2019 and 2035. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	November 30, 2018	November 30, 2017
Net operating loss carry forwards available at effective tax rate (21%)	$1,899,000	$1,696,000
Valuation Allowances	(1,899,000)	(1,696,000)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $1,899,000 at November 30, 2018. The Company did not utilize any NOL deductions for the full fiscal year ended November 30, 2018.

NOTE 7 - NOTES PAYABLE

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of November 30, 2018, the note balance was $55,224 and all associated loan discounts were fully amortized.

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

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of November 30, 2018, the note balance was $6,500 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from ..03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. The Company amended its convertible note agreement to allow for additional principal borrowings. As of November 30, 2018, the note balance was $97,000 and all associated loan discounts were fully amortized.

On October 15, 2018, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $350,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on July 15, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.67% to 2.70%; Dividend rate of 0%; and, historical volatility rates ranging from 390% to 423%. As of November 30, 2018, the note balance was $350,000 and the remaining balance on the associated loan discounts were $291,667.

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

As of November 30, 2018 and November 30, 2017, the estimated fair value of derivative liability was determined to be $931,509 and $362,091, respectively. During the current year period, the Company recognized additional derivative liabilities of $731,511. The change in the fair value of derivative liabilities for the year ended November 30, 2018 was $162,093 resulting in an aggregate gain on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed ay November 30, 2017:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	362,091	–	–	362,091	362,091
Total derivative liabilities	$362,091	$–	$–	$362,091	$362,091

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed November 30, 2018:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	931,509	–	–	931,509	931,509
Total derivative liabilities	$931,509	$–	$–	$931,509	$931,509

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended November 30, 2018 and 2017:

Derivative Liabilities
Fair value, November 30, 2016	$284,034
Additions	101,849
Change in fair value	(23,792)
Fair value, November 30, 2017	362,091
Additions	731,511
Change in fair value	(162,093)
Fair value, November 30, 2018	$931,509

NOTE 9 - LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. Our counsel has no formal knowledge in the form of filings of any pending or contemplated litigation, claims or assessments. With regard to matters recognized to involve an unasserted possible claim or assessment that may call for financial statement disclosure and to which counsel has formed a professional conclusion that the Company should disclosure or consider disclosure concerning such possible claims or assessment, as a matter of professional responsibility to the Company, counsel will so advise and will consult with the company concerning the question of such disclosure and the applicable requirements of Statement of Financial Accounting Standard No. 5. To date, counsel has no formal knowledge of any unasserted possible claims.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to November 30, 2018 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

2.	List of Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

+ Management contract or compensatory plan or arrangement.

34

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Date: May 24, 2019	By:	/s/ NICHOLAS VIOLA
Nicholas Viola
Chief Executive Officer

Date: May 24, 2019	By:	/s/ KEITH L. VOIGTS
Keith L. Voigts
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ NICHOLAS VIOLA	Chief Executive Officer	May 24, 2019
Nicholas Viola	(Principal Executive Officer)

/S/ KEITH L. VOIGTS	Chief Financial Officer	May 24, 2019
Keith L. Voigts	(Principal Financial and Accounting Officer)

35