Form 10-Q
period 2019-02-28
Daniels Corporate Advisory Company, Inc.
filed 2019-05-24
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended period of complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

As of May 24, 2019, the registrant had 4,647,151,502 shares of common stock outstanding.

Daniels Corporate Advisory Company, Inc.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Balance Sheets

	February 28, 2019	November 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$165,364	$56,996
Accounts receivable	189,936	77,638
Inventory	346,966	196,664
Prepaid expenses and other current assets	-	199,972
Right of use assets	17,182	-
Total current assets	719,448	531,270
Property and equipment, net	231,508	42,500
Total assets	$950,956	$573,770

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$709,494	$460,367
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	449,134	331,049
Derivative liabilities	923,989	931,509
Lease liabilities	17,182	-
Related party payables	218,200	217,700
Total current liabilities	3,002,999	2,625,625
Total liabilities	3,002,999	2,625,625

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of February 28, 2019 and November 30, 2018, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 4,647,151,502 and 4,225,451,502 shares issued and outstanding as of February 28, 2019 and November 30, 2018, respectively	4,647,152	4,225,452
Additional paid-in capital	2,457,543	2,828,092
Accumulated deficit	(9,092,489)	(9,041,150)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders’ deficit	(2,052,043)	(2,051,855)
Total liabilities and stockholders’ deficit	$950,956	$573,770

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended February 28,	Three Months Ended February 28,
	2019	2018

Sales	$1,271,193	$-
Cost of goods sold	1,045,010	-
Gross margin	226,183	-
Selling, general and administrative expenses	107,802	25,000
Income (loss) from operations	118,381	(25,000)
Other income (expense)
Derivative expense	(104,178)	(45,471)
Gain (loss) on change in derivative liabilities	111,698	(17,394)
Interest income (expense), net	(177,240)	(5,992)
Total other income (expense), net	(169,720)	(68,857)
Loss before income taxes	(51,339)	(93,857)
Provision for income taxes (benefit)	-	-
Net loss	$(51,339)	$(93,857)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	4,433,958,724	3,709,335,132

Comprehensive loss:
Net loss	$(51,339)	$(93,857)
Unrealized gain (loss)	-	(5,900)
Comprehensive loss	$(51,339)	$(99,757)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, November 30, 2017	100,000	$100	3,513,247,802	$3,513,248	$3,172,491	$(8,169,535)	$(64,349)	$(1,548,045)

Net loss	-	-	-	-	-	(93,857)	-	(93,857)

Conversion of convertible debentures and accrued interest into common stock		-	511,375,100	511,375	(498,590)	-	-	12,785

Balance, February 28, 2018	100,000	$100	4,024,622,902	$4,024,623	$2,673,901	$(8,263,392)	$(64,349)	$(1,629,117)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, November 30, 2018	100,000	$100	4,225,451,502	$4,225,452	$2,828,092	$(9,041,150)	$(64,349)	$(2,051,855)

Net loss	-	-	-	-	-	(51,339)	-	(51,339)

Conversion of convertible debentures and accrued interest into common stock	-	-	421,700,000	421,700	(409,049)	-	-	12,651

Recognition of beneficial conversion features related to convertible debentures	-	-	-	-	38,500	-	-	38,500

Balance, February 28, 2019	100,000	$100	4,647,151,502	$4,647,152	$2,457,543	$(9,092,489)	$(64,349)	$(2,052,043)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended February 28,	Three Months Ended February 28,
	2019	2018
Cash flows from operating activities of continuing operations:
Net loss	$(51,339)	$(93,857)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	6,221	-
Amortization of debt discount	119,236	-
Derivative expense	104,178	45,471
Loss (gain) on change in derivative liabilities	(111,698)	17,394
Changes in operating assets and liabilities:
Accounts receivable	(112,298)	-
Inventory	(150,301)	-
Prepaid expenses and other current assets	199,972	-
Accounts payable and accrued liabilities	249,126	4,992
Related party payables	500	-
Net cash provided by (used in) operating activities	253,597	(26,000)

Cash flows from investing activities:
Purchase of fixed assets	(195,229)	-
Net cash used in investing activities	(195,229)	-

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	50,000	26,000
Net cash provided by financing activities	50,000	26,000

Net increase in cash and cash equivalents	108,368	-
Cash and cash equivalents at beginning of period	56,996	(3)
Cash and cash equivalents at end of period	$165,364	$(3)

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debentures and accrued interest into common stock	$12,651	$17,806
Discount for issuance costs and/or beneficial conversion features on convertible debentures	$38,500	$-

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Notes to the Consolidated Financial Statements

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

Inventory

Inventory consists of well-maintained, class 8 heavy duty trucks primarily acquired at auction. Inventory is valued at the lower of cost (first in, first out) or net realizable value. An allowance for potential non-saleable inventory due to movement, current conditions or obsolescence is based upon a review of inventory quantities, past history and expected future usage. The Company believes that no write-down for slow moving or obsolete inventory is necessary as of February 28, 2019.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) by recording, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Revenue and Cost Recognition

We recognize revenue when we satisfy performance obligations by the transfer of control of products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We recognize revenue from class 8 heavy duty truck sales to customers when we satisfy our performance obligation, at a point in time, when title to the truck is transferred to the customer and collection of cash is certain. Delivery or shipping charges billed to customers, if applicable, are included in product sales and the related shipping costs are included in cost of goods sold. We recognize revenue from the leasing of class 8 heavy trucks to customers. Revenues from these truck leases are recorded on a straight-line basis over the lease term and do not include the sales tax portion of any lease payments.

Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. We had accounts receivable totaling $189,936 and $77,638 as of February 28, 2019 and November 30, 2018, respectively.

Right of use assets and lease liabilities

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASC 842). The standard requires lessees to recognize almost all leases on the balance sheet as a Right-of-Use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard became effective for the Company beginning December 1, 2018. The Company adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840. The Company elected the package of practical expedients permitted under the standard, which also allowed the Company to carry forward historical lease classifications. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

Under ASC 842, the Company determines if an arrangement is a lease at inception. Right-of-Use assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating leases are included in operating lease right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets.

As a result of the adoption of ASC 842 on December 1, 2018, the Company recorded both operating lease ROU assets of $21,292 and operating lease liabilities of $21,292. As of February 28, 2019, both the operating lease ROU assets and operating lease liabilities totaled $17,182. The adoption did not impact the Company’s beginning retained earnings, or prior year consolidated statements of income and statements of cash flows.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company currently rents space from our president, Arthur Viola. This is a month to month rental and there is no commitment beyond each month. The monthly rent expense is $2,100.

Effective December 15, 2016, Mr. Viola entered into a $685,000 convertible promissory note agreement with the Company and forgave all remaining amounts outstanding at that time. The note matured on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common stock at a discount to market of 50% at any time. No repayment or conversion of the note occurred as of February 28, 2019, and no notice of default has been issued. See Note 8.

During 2016, our president, Arthur Viola, infused $10,200 in advances for working capital. These funds were advanced interest free with no payback terms of twelve months and one day. No repayments have been made against these advances as of February 28, 2019.

Since its formation in 2018, the Company’s wholly-owned subsidiary PayLess Truckers, Inc. has received loan proceeds aggregating $208,000 from a related party to help fund the subsidiary’s operations. The loan currently bears no interest and is payable on demand. The Company has imputed interest on this obligation at a rate of 10% per annum, which the Company believes is appropriate and represents a market lending rate based upon other debt financings. As of February 28, 2019, imputed interest of $12,408 has been recorded in the Company’s financial statements.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the year ended November 30, 2018, the Company incurred net losses from operations of $871,615 and had negative cash flows from operating activities of $494,001. The Company has relied, in large part, upon debt financing to fund its operations. As of November 30, 2018, the Company had outstanding indebtedness, net of discounts, of $1,016,149 and had $56,996 in cash.

As such, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as such is dependent upon management’s ability to successfully execute its business plan, including increasing revenues through the sale of existing and future product offerings and reducing expenses in order to meet the Company’s current and future obligations. In addition, the Company’s ability to continue as a going concern is dependent upon management’s ability to successfully satisfy, refinance or replace its current indebtedness. Failure to satisfy existing or obtain new financing may have a material adverse impact on the Company’s operations and liquidity.

The Company formed a new subsidiary, PayLess Truckers, Inc., in April 2018. Primarily driven by PayLess, the Company produced $1,271,193 in revenue and $253,597 in positive cash flow from operations during the three months ended February 28, 2019. The Company now believes that it is well positioned to generate significant revenue and cash flows from its operations. However, even if the Company is successful in executing its plan, the Company may not generate enough revenue to satisfy all of its current obligations as they become due in addition to its outstanding indebtedness. Until the Company consistently generates positive cash flow from its operations, or successfully satisfies, refinances or replaces its current indebtedness, there is substantial doubt as to the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company is unable to operate as a going concern.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company currently has no long-term commitments.

Contingencies

None.

NOTE 6 - LEASES

The Company recognizes on the balance sheet at the time of lease commencement or modification a right of use (“RoU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. RoU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

The Company’s lease population consists of real estate leases for office space. The Company elected to combine the lease and related non-lease components for its operating leases.

The Company’s operating leases include options to extend or terminate the lease, which are not included in the determination of the RoU asset or lease liability unless reasonably certain to be exercised. The Company’s operating lease has a remaining lease term of one year. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As the Company’s leases do not provide an implicit rate, we used an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The discount rate used in the computations was 10%.

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	February 28, 2019
Asset
Operating lease asset	Current Assets	$17,182
Liabilities
Operating lease liability	Current Liabilities	$17,182

Lease Costs

The table below summarizes the components of lease costs for the three months ended February 28, 2019:

Three Months Ended February 28, 2019
Operating lease costs	$5,727

Maturities of Lease Liabilities

Maturities of lease liabilities as of February 28, 2019 are as follows:

2019 fiscal year	$18,900
Total lease payments	18,900
Less: Interest	(1,718)
Present value of lease liabilities	$17,182

The following table presents the Company’s future minimum lease obligation under ASC 840 as of November 30, 2018:

2019 fiscal year	$25,200

NOTE 7 - LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings. The Company’s counsel has no formal knowledge in the form of filings of any pending or contemplated litigation, claims or assessments. With regard to matters recognized to involve an unasserted possible claim or assessment that may call for financial statement disclosure and to which counsel has formed a professional conclusion that the Company should disclosure or consider disclosure concerning such possible claims or assessment, as a matter of professional responsibility to the Company, counsel will so advise and will consult with the company concerning the question of such disclosure and the applicable requirements of Statement of Financial Accounting Standard No. 5. To date, counsel has no formal knowledge of any unasserted possible claims.

NOTE 8 - INCOME TAXES

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the three months ended February 28, 2019 and 2018:

	February 28, 2019	February 28, 2018
Tax provision (recovery) at effective tax rate (21%)	$(10,781)	$(19,710)
Change in valuation reserve	10,781	19,710
Tax provision (recovery), net	$–	$–

As of February 28, 2019, the Company had approximately $9,092,489 in net operating loss carry forwards for federal income tax purposes which expire at various dates through 2036. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	February 28, 2019	November 30, 2018
Net operating loss carry forwards available at effective tax rate (21%)	$1,909,000	$1,899,000
Valuation Allowances	(1,909,000)	(1,899,000)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $1,909,000 at February 28, 2019. The Company did not utilize any NOL deductions for the three months ended February 28, 2019.

NOTE 9 - NOTES PAYABLE

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of February 28, 2019, the note balance was $55,224 and all associated loan discounts were fully amortized.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. On January 9, 2019, $6,325 of principal was converted into 210,850,000 shares of the Company’s common stock. On January 15, 2019, $6,325 of principal was converted into 210,850,000 shares of the Company’s common stock. See Note 11. As of February 28, 2019, the note balance was $101,341 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of February 28, 2019, the note balance was $6,500 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from ..03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. The Company amended its convertible note agreement to allow for additional principal borrowings. As of February 28, 2019, the note balance was $97,000 and all associated loan discounts were fully amortized.

On October 15, 2018, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $350,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on July 15, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.67% to 2.70%; Dividend rate of 0%; and, historical volatility rates ranging from 390% to 423%. As of February 28, 2019, the note balance was $350,000 and the remaining balance on the associated loan discounts were $175,000.

On February 14, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $57,750, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on November 14, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.53% to 2.540%; Dividend rate of 0%; and, historical volatility rates ranging from 309% to 339%. As of February 28, 2019, the note balance was $57,750 and the remaining balance on the associated loan discounts were $43,681.

NOTE 10 - DERIVATIVE LIABILITIES

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

As of February 28, 2019 and November 30, 2018, the estimated fair value of derivative liability was determined to be $923,989 and $931,509, respectively. The change in the fair value of derivative liabilities for the three months ended February 28, 2019 was $7,520 resulting in an aggregate gain on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at November 30, 2018:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	931,509	–	–	931,509	931,509
Total derivative liabilities	$931,509	$–	$–	$931,509	$931,509

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at February 28, 2019:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	923,989	–	–	923,989	923,989
Total derivative liabilities	$923,989	$–	$–	$923,989	$923,989

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended February 28, 2019:

Derivative Liabilities
Fair value, November 30, 2018	931,509
Change in fair value	(7,520)
Fair value, February 28, 2019	$923,989

NOTE 11 – EQUITY ISSUANCES

During the three months ended February 28, 2018, the Company issued 511,375,100 shares of common stock in exchange for the conversion of $12,785 of interest payable on convertible debt principal.

On January 9, 2019, issued 210,850,000 shares of the Company’s common stock in exchange for the conversion of $6,325 of convertible debt principal. See Note 9.

On January 15, 2019, issued 210,850,000 shares of the Company’s common stock in exchange for the conversion of $6,325 of convertible debt principal. See Note 9.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to February 28, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Liquidity and Capital Resources

As of February 28, 2019, we had $165,364 in cash and cash equivalents and a working capital deficit of $2,283,551.

During the three months ended February 28, 2019, net cash provided by operating activities was $253,597 compared to net cash used of $26,000 in 2018. The increase in net cash provided by operating activities is primarily attributable to the results of operations of our newly formed PayLess Truckers, Inc. subsidiary. It recorded sales of $1,271,193 and realized a gross margin of $226,183 during the quarter.

Net cash used in investing activities was $195,229 for the quarter ended February 28, 2019, as compared to $0 in 2018. The increase is directly attributable to the purchase of trucks to be utilized in our credit rebuilding business line.

Net cash provided by financing activities was $50,000 for the quarter ended February 28, 2019, as compared to net cash provided of $26,000 in 2018. The increase in net cash provided by financing activities is directly related to the issuance of $50,000 in convertible debt.

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

At present, we do have sufficient capital on hand to fund very limited operations for the immediate future. Our consulting income on current and expected assignments (and continued support from Arthur D. Viola, our chief executive officer and director), is believed to be sufficient to support current capital demands. Management estimates that we will need at least $5 million to fund our PayLess Truckers subsidiary unless a lesser cash amount can still achieve our objectives by use of asset-based lending where we can leverage truck purchases. Because of the start-up nature of the subsidiary, this financing may be harder to achieve than normal. However, even if limited funds are raised, PayLess will still be able to register profits from its “flip” business segment while cost-effective funding for the “credit rebuilding” business segment can be arranged. The Company does have funding available under a commitment letter but these funds are very expensive; management is trying to avoid their use.

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

Comparison of the Three Months Ended February 28, 2019 to the Three Months Ended February 28, 2018 Results of Operations

Sales

The Company recorded sales of $1,271,193 during the quarter ended February 28, 2019, as compared to $0 sales recorded during the year ended February 28, 2018. Sales increased as a direct result of the operations of the Company’s subsidiary, PayLess Truckers, Inc. PayLess’s principal business is to acquire, refurbish, add location electronics, advertise and sell commercial vehicles to drivers and transportation focused customers.

Gross margin

Gross margin is calculated by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margins by revenue. Current gross margins percentages may not be indicative of future gross margin performance.

Gross margin for the year ended February 28, 2019 and 2018 were $226,183 and $0, respectively. Gross margin percentage for the year ended February 28, 2019 and 2018 were 18.3% and 0.0%, respectively. The increase in gross margin and gross margin percentage for the current year period is directly attributable to the operations of PayLess as described above.

Operating Expenses

During the quarter ended February 28, 2019, we incurred $107,802 in expenses, compared to $25,000 in the same period ended February 28, 2018; an increase of $82,802. The increase in our operating expenses is generally related to an increase in our use of consulting and professional services during the year ended February 28, 2019 as compared to the prior year period; in addition to the inclusion of PayLess’s results from operations. Their operating expenses were primarily comprised of compensation, facilities costs and outsourced services.

Other Income and Expenses

During the quarter ended February 28, 2019, we realized a net other expense of $169,720, compared to $68,857 in net other expense in the same period ended February 28, 2018; an increase of $100,863. We incurred interest expense charges of $177,239 and we recorded a derivative expense of $104,179 on convertible loans, as compared to interest charges of $5,992 and derivative expense of $45,471 in the prior year. The increase in interest expense is directly attributable to the amortization of loan discounts associated with the Company’s newly issued debt. Additionally, we recorded a gain of $111,698 resulting from the change in fair market value of derivative instruments, as compared to a loss of $17,394 resulting from the change in fair market value of derivative instruments in the prior year.

Net Income

The Company had a net loss for the quarter ended February 28, 2019 of $51,339 compared to a net loss of $93,857 for the quarter ended February 28, 2018.

Despite the Company’s overall net loss, its operating subsidiary PayLess recorded net income of approximately $141,000. Going forward, with both business lines of PayLess now fully operational, management believes that revenues and profits will continue to increase.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of November 30, 2018. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of November 30, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of November 30, 2018, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2018 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

As a result of the material weaknesses described above, our CEO and CFO have concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2018 filed with the SEC on May 24, 2019.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended February 28, 2019, the Company issued 421,700,000 shares of its common stock upon the conversion of $12,651 in accrued interest expense on convertible notes payable.

The Company relied upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act of 1934, as amended, in connection with the foregoing issuances.

ITEM 6. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENT SCHEDULES

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

