Form 10-Q
period 2017-02-28
Daniels Corporate Advisory Company, Inc.
filed 2019-07-02
CIK 1498291

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission File Number 333-169128

DANIELS CORPORATE ADVISORY COMPANY, INC.

(Exact name of registrant as specified in its charter)

Nevada	04-3667624
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Parker Towers, 104-60, Queens Boulevard, 12th Floor

Forest Hills, New York 11375

(Address of principal executive offices)

(347) 242-3148

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of July 2, 2019, the Registrant had 4,647,151,502 shares of Common Stock issued and outstanding.

DANIELS CORPORATE ADVISORY COMPANY, INC.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Balance Sheets

	February 28, 2017	November 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,314	$33
Investments	2,240	5,900
Total current assets	13,554	5,933
Total assets	$13,554	$5,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$154,676	$125,230
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	200,774	222,000
Derivative liabilities	778,738	284,034
Total current liabilities	1,819,188	1,316,264
Related party payables	10,200	10,200
Total liabilities	1,829,388	1,326,464

Commitments and contingencies	–	–

Stockholders’ Deficit:
Preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of February 28, 2017 and November 30, 2016, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 3,513,247,802 and 2,686,756,136 shares issued and outstanding as of February 28, 2017 and November 30, 2016, respectively	3,513,248	2,686,756
Additional paid-in capital	3,172,491	3,939,053
Accumulated deficit	(8,439,564)	(7,887,991)
Accumulated other comprehensive loss	(62,109)	(58,449)
Total stockholders’ deficit	(1,815,834)	(1,320,531)
Total liabilities and stockholders’ deficit	$13,554	$5,933

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended February 28, 2017	Three Months Ended February 28, 2016

Sales	$–	$–
Cost of goods sold	–	–
Gross margin	–	–
Selling, general and administrative expenses	58,769	84,522
Loss from operations	(58,769)	(84,522)
Other income (expense)
Derivative expense	(101,849)	(256,344)
Loss on change in derivative liabilities	(392,855)	(27,223)
Gain (loss) on debt retirement	22,000	(40,893)
Interest expense, net	(20,101)	(3,949)
Total other income (expense), net	(492,805)	(328,409)
Loss before income taxes	(551,574)	(412,931)
Provision for income taxes (benefit)	–	–
Net loss	$(551,574)	$(412,931)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	2,984,01,673	380,613,356

Comprehensive loss:
Net loss	$(551,574)	$(412,931)
Unrealized loss	(3,660)	(1,386)
Comprehensive loss	$(555,234)	$(414,317)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended February 28, 2017	Three Months Ended February 28, 2016
Cash flows from operating activities:
Net loss	$(551,574)	$(412,931)
Adjustments to reconcile net loss to used in operating activities:
Amortization of debt discount	13,654	40,893
Derivative expense	101,849	256,344
Loss (gain) on change in derivative liabilities	392,855	3,949
Loss (gain) on debt conversions	–	27,223
Loss (gain) on debt retirement	(22,000)	–
Realized loss (gain) on securities	–	(1,386)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	–	(7,500)
Accounts payable and accrued liabilities	29,446	10,971
Net cash used in operating activities	(35,770)	(82,437)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	47,051	160,000
Repayment of convertible debentures	–	(65,735)
Net cash provided by financing activities	47,051	94,265

Net increase in cash and cash equivalents	11,281	11,828
Cash and cash equivalents at beginning of period	33	22,941
Cash and cash equivalents at end of period	$11,314	$34,769

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on securities	$(3,660)	$(1,386)
Conversion of convertible debentures and accrued interest into common stock	$19,264	$198,575
Discount for issuance costs and/or beneficial conversion features on convertible debentures	$54,617	$–

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

Investments

Investments consist of the common stock of publicly quoted companies and are valued based on the closing stock price. The Company accounts for its investments in accordance with ASC Topic 320, Investments. Daniels has designated its investments at August 31, 2017 as available-for-sale and reported these investments at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). The Company determined the fair value of these investments based on the closing quoted stock price on August 31, 2017. The Company bases the cost of the investment sold on the specific identification method using market rates.

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

Comprehensive Income (Loss)

ASC Topic 220 (SFAS No. 130) establishes standards for reporting comprehensive income (loss) and its components. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources.

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

Effective December 15, 2016, Mr. Viola entered into a $685,000 convertible promissory note agreement with the Company and forgave all remaining amounts outstanding at that time. The note matures on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common stock at a discount to market of 50% at any time. See Note 8.

During 2016, our president, Arthur Viola, incurred expenses on behalf of the Company of $10,200 for working capital. These funds are interest free with no maturity date. No repayments have been made against these funds as of February 28, 2017.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the three months ended February 28, 2017, the Company incurred net losses from operations of $551,574 and had negative cash flows from operating activities of $35,770. The Company has relied, in large part, upon debt financing to fund its operations. As of February 28, 2017, the Company had outstanding indebtedness, net of discounts, of $885,774 and had $11,314 in cash.

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

On April 11, 2018, the Company formed a new subsidiary, PayLess Truckers, Inc. See Note 11 – Subsequent Events. The Company now believes that it is well positioned to generate significant revenue and cash flows from its operations. However, even if the Company is successful in executing its plan, the Company may not generate enough revenue to satisfy all of its current obligations as they become due in addition to its outstanding indebtedness. Until the Company consistently generates positive cash flow from its operations, or successfully satisfies, refinances or replaces its current indebtedness, there is substantial doubt as to the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company is unable to operate as a going concern.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company currently has no long-term commitments.

Contingencies

None.

NOTE 6 - LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings. The Company’s counsel has no formal knowledge in the form of filings of any pending or contemplated litigation, claims or assessments. With regard to matters recognized to involve an unasserted possible claim or assessment that may call for financial statement disclosure and to which counsel has formed a professional conclusion that the Company should disclosure or consider disclosure concerning such possible claims or assessment, as a matter of professional responsibility to the Company, counsel will so advise and will consult with the company concerning the question of such disclosure and the applicable requirements of FASB ASC 450, “Contingencies”. To date, counsel has no formal knowledge of any unasserted possible claims.

NOTE 7 - INCOME TAXES

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the three months ended February 28, 2017 and 2016:

	February 28, 2017	February 28, 2016
Tax provision (recovery) at effective tax rate (35%)	$(193,051)	$(144,526)
Change in valuation reserve	193,051	144,526
Tax provision (recovery), net	$–	$–

As of February 28, 2017, the Company had approximately $8,439,500 in net operating loss carry forwards for federal income tax purposes which expire at various dates through 2036. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	February 28, 2017	November 30, 2016
Net operating loss carry forwards available at effective tax rate (35%)	$2,954,000	$2,761,000
Valuation Allowances	(2,954,000)	(2,761,000)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $2,954,000 at February 28, 2017. The Company did not utilize any NOL deductions for the three months ended February 28, 2017.

NOTE 8 - NOTES PAYABLE

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of February 28, 2017, the note balance was $55,224 and all associated loan discounts were fully amortized.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of February 28, 2017, the note balance was $119,013 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of February 28, 2017, the note balance was $6,500 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from ..03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. The Company amended its convertible note agreement to allow for additional principal borrowings. As of February 28, 2017, the note balance was $61,000 and the associated unamortized loan discounts were $40,962.

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

As of February 28, 2017 and November 30, 2016, the estimated fair value of derivative liability was determined to be $778,738 and $284,034, respectively. During the current year period, the Company recognized additional derivative liabilities of $101,849. The change in the fair value of derivative liabilities for the three months ended February 28, 2017 was $392,855 resulting in an aggregate loss on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at November 30, 2016:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	284,034	–	–	284,034	284,034
Total derivative liabilities	$284,034	$–	$–	$284,034	$284,034

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at February 28, 2017:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	778,738	–	–	778,738	778,738
Total derivative liabilities	$778,738	$–	$–	$778,738	$778,738

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended February 28, 2017:

Derivative Liabilities
Fair value, November 30, 2016	$284,034
Additions	101,849
Change in fair value	392,855
Fair value, February 28, 2017	$778,738

NOTE 10 – EQUITY ISSUANCES

During the three months ended February 28, 2017, the Company issued 826,491,666 shares of common stock in exchange for the conversion of $19,265 of principal and interest payable on convertible notes.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to February 28, 2017 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On April 11, 2018, the Company formed PayLess Truckers, Inc., a wholly-owned subsidiary which was incorporated in the State of Nevada. PayLess is a start-up trucking company whose principal business is to acquire, refurbish, add location electronics, advertise and sell commercial vehicles to drivers and transportation focused customers. In addition, PayLess offers independent drivers the option to lease refurbished vehicles for a period of up to five years with the option to purchase the vehicle at retail value every six months.

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

On April 11, 2018, we formed PayLess Truckers, Inc. (“PayLess”), a wholly-owned subsidiary which was incorporated in the State of Nevada. PayLess is a start-up, service company in the trucking industry. It has two business segments with its launch and current results coming from the “flip” segment, whose principal business is to acquire class 8 heavy duty trucks, refurbish them, add location electronics, advertise and sell to independent drivers and operators. The second segment is the “credit rebuilding segment” where class 8 heavy duty trucks, owned by Daniels/PayLess, are rented to experienced independent drivers. These independent drivers rent for a period of up to five years, and have the option to buy the vehicle at retail value every six months. This segment commenced operations subsequent to the close of our fiscal year. In an effort to grow quickly and profitably, Daniels entered into an operating agreement with a senior operating management team in an effort to drive the business and better realize its earnings and growth potential.

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

Liquidity and Capital Resources

As of February 28, 2017, we had $11,314 in cash and cash equivalents and a working capital deficit of $1,805,634.

Net cash used in operating activities was $35,770 for the three months ended February 28, 2017, compared to net cash used of $82,437 in the corresponding period of 2016. Net cash provided by financing activities was $47,051 for the quarter ended February 28, 2017, compared to net cash provided of $94,265 in the corresponding period of 2016.

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

At present, we do have sufficient capital on hand to fund very limited operations for the immediate future. Our consulting income on current and expected assignments (and continued support from Arthur D. Viola, our president and director), is believed to be sufficient to support current capital demands. Management estimates that we will need at least $5 million to fund our PayLess Truckers subsidiary unless a lesser cash amount can still achieve our objectives by use of asset-based lending where we can leverage truck purchases. Because of the start-up nature of the subsidiary, this financing may be harder to achieve than normal. However, even if limited funds are raised, PayLess will still be able to register profits from its “flip” business segment while cost-effective funding for the “credit rebuilding” business segment can be arranged. The Company does have funding available under a commitment letter but these funds are very expensive; management is trying to avoid their use.

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

Comparison of the Three Months Ended February 28, 2017 to the Three Months Ended February 28, 2016 Results of Operations

Sales

The Company did not record any sales for the three months ending February 28, 2017 or 2016.

Gross margin

Gross margin is calculated by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margins by revenue. Current gross margins percentages may not be indicative of future gross margin performance.

The Company did not record any gross margin for the three months ending February 28, 2017 or 2016.

Operating Expenses

During the quarter ended February 28, 2017, we incurred $58,769 in expenses, compared to $84,522 in the same period ended February 28, 2016; a decrease of $25,753. The decrease in our operating expenses is primarily due to the Company’s decreased business activity in the current year period.

Other Income and Expenses

During the quarter ended February 28, 2017, we realized a net other expense of $492,805, compared to $328,409 in net other expense in the same period ended February 28, 2016; an increase of $164,396. We incurred interest expense charges of $20,101 and we recorded a derivative expense of $101,849 on convertible loans, as compared to interest charges of $3,949 and derivative expense of $256,344 in the prior year. The increase in interest expense is directly attributable to the amortization of loan discounts associated with the Company’s newly issued debt. Additionally, we recorded a loss of $392,855 resulting from the change in fair market value of derivative instruments, as compared to a loss of $27,223 resulting from the change in fair market value of derivative instruments in the prior year period.

Net Income

The Company had a net loss for the quarter ended February 28, 2017 of $551,574 compared to a net loss of $412,931 for the quarter ended February 28, 2016.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of February 28, 2017. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of February 28, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of February 28, 2017, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2017 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of February 28, 2017, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, our CEO and CFO have concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2017 filed with the SEC on July 17, 2018.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended February 28, 2017, the Company issued 826,491,666 shares of its common stock upon the conversion of $19,264 in principal and accrued interest on convertible notes payable.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ NICHOLAS VIOLA	Chief Executive Officer	July 2, 2019
Nicholas Viola	(Principal Executive Officer)

/S/ KEITH L. VOIGTS	Chief Financial Officer	July 2, 2019
Keith L. Voigts	(Principal Financial and Accounting Officer)

