Form 10-Q
period 2017-08-31
Daniels Corporate Advisory Company, Inc.
filed 2019-07-02
CIK 1498291

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

DANIELS CORPORATE ADVISORY COMPANY, INC.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Balance Sheets

	August 31, 2017	November 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57	$33
Investments	2,240	5,900
Total current assets	2,297	5,933
Total assets	$2,297	$5,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$217,569	$125,230
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	228,083	222,000
Derivative liabilities	367,400	284,034
Total current liabilities	1,498,052	1,316,264
Related party payables	10,200	10,200
Total liabilities	1,508,252	1,326,464

Commitments and contingencies	–	–

Stockholders’ Deficit:
Preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of August 31, 2017 and November 30, 2016, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 3,513,247,802 and 2,686,756,136 shares issued and outstanding as of August 31, 2017 and November 30, 2016, respectively	3,513,247	2,686,756
Additional paid-in capital	3,172,491	3,939,053
Accumulated deficit	(8,129,684)	(7,887,991)
Accumulated other comprehensive loss	(62,109)	(58,449)
Total stockholders’ deficit	(1,505,955)	(1,320,531)
Total liabilities and stockholders’ deficit	$2,297	$5,933

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended August 31,	Three Months Ended August 31,	Nine Months Ended August 31,	Nine Months Ended August 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-
Operating expenses	31,496	36,955	120,025	288,467
Loss from operations	(31,496)	(36,955)	(120,025)	(288,467)
Other income (expense)
Derivative expense	-	(183,333)	(101,849)	(439,677)
Gain (loss) on derivative liabilities	(93,666)	(19,564)	18,483	(65,218)
Gain (loss) on retirement of debt	-	-	22,000	(27,223)
Gain (loss) on sale of investment	-	-	-	3,130
Interest income (expense), net	(20,101)	-	(60,302)	(97,373)
Total other income (expense)	(113,767)	(202,897)	(121,668)	(626,361)
Loss before income taxes	(145,263)	(239,852)	(241,693)	(914,828)
Provision for income taxes (benefit)	-	-	-	-
Net loss	(145,263)	(239,852)	(241,693)	(914,828)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	3,513,247,802	2,686,796,136	3,338,826,847	1,594,701,282

Comprehensive loss:
Net loss	$(145,263)	$(239,852)	$(241,693)	$(914,828)
Unrealized gain (loss)	-	-	(3,660)	537
Comprehensive loss	$(145,263)	$(239,852)	$(245,353)	$(914,291)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	August 31, 2017	August 31, 2016
Cash flows from operating activities:
Net loss	$(241,693)	$(914,828)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	40,962	97,373
Derivative expense	101,849	439,677
Loss (gain) on change in derivative liabilities	(18,483)	65,218
Loss (gain) on debt conversions	–	69,219
Loss (gain) on debt retirement	(22,000)	–
Realized loss (gain) on securities	–	–
Stock issued for services rendered	–	67,350
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	–	(27,500)
Accounts payable and accrued liabilities	92,338	(68,830)
Net cash used in operating activities	(47,027)	(272,321)

Cash flows from investing activities:
Proceeds from sale of securities	–	3,082
Net cash provided by investing activities	–	3,082

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	47,051	285,300
Proceeds from related party loans	–	10,200
Repayment of convertible debentures	–	(49,200)
Net cash provided by financing activities	47,051	246,300

Net increase in cash and cash equivalents	24	(22,939)
Cash and cash equivalents at beginning of period	33	22,941
Cash and cash equivalents at end of period	$57	$2

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on securities	$(3,660)	$537
Conversion of convertible debentures and accrued interest into common stock	$19,264	$363,765
Discount for issuance costs and/or beneficial conversion features on convertible debentures	$54,617	$–

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

During 2016, our president, Arthur Viola, incurred expenses on behalf of the Company of $10,200 in for working capital. These funds are interest free with no maturity date. No repayments have been made against these funds as of August 31, 2017.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the nine months ended August 31, 2017, the Company incurred net losses from operations of $241,693 and had negative cash flows from operating activities of $47,027. The Company has relied, in large part, upon debt financing to fund its operations. As of August 31, 2017, the Company had outstanding indebtedness, net of discounts, of $913,083 and had $57 in cash.

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

NOTE 7 - INCOME TAXES

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the nine months ended August 31, 2017 and 2016:

	August 31, 2017	August 31, 2016
Tax provision (recovery) at effective tax rate (35%)	$(84,593)	$(320,190)
Change in valuation reserve	84,593	320,190
Tax provision (recovery), net	$–	$–

As of August 31, 2017, the Company had approximately $8,130,000 in net operating loss carry forwards for federal income tax purposes which expire at various dates through 2036. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	August 31, 2017	November 30, 2016
Net operating loss carry forwards available at effective tax rate (35%)	$2,845,000	$2,761,000
Valuation Allowances	(2,845,000)	(2,761,000)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $2,845,000 at August 31, 2017. The Company did not utilize any NOL deductions for the three months ended August 31, 2017.

NOTE 8 - NOTES PAYABLE

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of August 31, 2017, the note balance was $55,224 and all associated loan discounts were fully amortized.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of August 31, 2017, the note balance was $119,013 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of August 31, 2017, the note balance was $6,500 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from ..03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. The Company amended its convertible note agreement to allow for additional principal borrowings. As of August 31, 2017, the note balance was $61,000 and the associated unamortized loan discounts were $13,654.

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

As of August 31, 2017 and November 30, 2016, the estimated fair value of derivative liability was determined to be $367,400 and $284,034, respectively. During the current year period, the Company recognized additional derivative liabilities of $101,849. The change in the fair value of derivative liabilities for the nine months ended August 31, 2017 was $112,149 resulting in an aggregate gain on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at November 30, 2016:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	284,034	–	–	284,034	284,034
Total derivative liabilities	$284,034	$–	$–	$284,034	$284,034

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at August 31, 2017:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	367,400	–	–	367,400	367,400
Total derivative liabilities	$367,400	$–	$–	$367,400	$367,400

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended August 31, 2017:

Derivative Liabilities
Fair value, November 30, 2016	$284,034
Additions	101,849
Change in fair value	(18,483)
Fair value, August 31, 2017	$367,400

NOTE 10 – EQUITY ISSUANCES

During the nine months ended August 31, 2017, the Company issued 826,491,666 shares of common stock in exchange for the conversion of $19,265 of principal and interest payable on convertible notes.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to August 31, 2017 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

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

Liquidity and Capital Resources

As of August 31, 2017, we had $57 in cash and cash equivalents and a working capital deficit of $1,495,754.

Net cash used in operating activities was $47,027 for the nine months ended August 31, 2017, compared to net cash used of $272,321 in the corresponding period of 2016. No net cash was provided by or used in financing activities nine months ended August 31, 2017, compared to net cash provided of $3,082 in the corresponding period of 2016. Net cash provided by financing activities was $47,051 for the quarter ended August 31, 2017, compared to net cash provided of $246,300 in the corresponding period of 2016.

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

Comparison of the Three Months Ended August 31, 2017 to the Three Months Ended August 31, 2016 Results of Operations

Sales

The Company did not record any sales for the three months ending August 31, 2017 or 2016.

Gross margin

Gross margin is calculated by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margins by revenue. Current gross margins percentages may not be indicative of future gross margin performance.

The Company did not record any gross margin for the three months ending August 31, 2017 or 2016.

Operating Expenses

During the quarter ended August 31, 2017, we incurred $31,496 in expenses, compared to $36,955 in the same period ended August 31, 2016; a decrease of $5,459. The decrease in our operating expenses is primarily due to the Company’s decreased business activity in the current year period.

Other Income and Expenses

During the quarter ended August 31, 2017, we realized net other expenses of $113,767, compared to $202,897 in net other expenses in the same period ended August 31, 2016; an increase of $89,130. We incurred interest expense charges of $20,101 on convertible loans, as compared to interest charges of $0 in the prior year period. We recorded a derivative expense of $183,333 during the nine months ended August 31, 2016, compared to no such expense in the current year period. Additionally, we recorded a loss of $93,666 resulting from the change in fair market value of derivative instruments, as compared to a loss of $19,564 resulting from the change in fair market value of derivative instruments in the prior year period.

Net Income

The Company had a net loss for the three months ended August 31, 2017 of $145,263, compared to a net loss of $239,852 for the quarter ended August 31, 2016.

Comparison of the Nine Months Ended August 31, 2017 to the Nine Months Ended August 31, 2016 Results of Operations

Sales

The Company did not record any sales for the nine months ending August 31, 2017 or 2016.

Gross margin

Gross margin is calculated by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margins by revenue. Current gross margins percentages may not be indicative of future gross margin performance.

The Company did not record any gross margin for the nine months ending August 31, 2017 or 2016.

Operating Expenses

During the nine months ended August 31, 2017, we incurred $120,025 in expenses, compared to $288,467 in the same period ended August 31, 2016; a decrease of $168,442. The decrease in our operating expenses is primarily due to the Company’s decreased business activity in the current year period.

Other Income and Expenses

During the nine months ended August 31, 2017, we realized net other expenses of $121,6681, compared to $626,361 in net other expense in the same period ended August 31, 2016; an increase of $504,693. We incurred interest expense charges of $60,302 and we recorded a derivative expense of $101,849 on convertible loans, as compared to interest charges of $97,373 and we recorded a derivative expense of $439,677 in the prior year period. Additionally, we recorded a gain of $18,483 resulting from the change in fair market value of derivative instruments, as compared to a loss of $65,218 resulting from the change in fair market value of derivative instruments in the prior year period.

Net Income

The Company had a net loss for the nine months ended August 31, 2017 of $241,693, compared to a net loss of $914,828 for the same period ended August 31, 2016.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of August 31, 2017. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of August 31, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of August 31, 2017, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2017 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of August 31, 2017, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, our CEO and CFO have concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

