Form 10-Q/A
period 2019-02-28
Daniels Corporate Advisory Company, Inc.
filed 2019-07-22
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of July 15, 2019, the registrant had 4,647,151,502 shares of common stock outstanding.

Explanatory Note

We are filing this Amendment on Form 10Q/A to amend our Quarterly Report (“Amended Report”) for the three months ended February 28, 2019, originally filed with the Securities and Exchange Commission on May 24, 2019 (the “Original Report”), to amend our consolidated financial statements.

This Amended Report has not been updated for events occurring after the filing of the Original Report nor does it change any other disclosures contained in the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report.

In accordance with applicable SEC rules, this Form 10Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated May 24, 2019 10-Q as of the filing date of this Form 10Q/A.

Amendment and Restatement Background

In the course of its financial statements closing process subsequent to the period ended February 28, 2019, the CEO and CFO (collectively, “the Management”) of Daniels Corporate Advisory Company, Inc. (the “Company”), determined that the Company’s interim financial statements for the three months ended February 28, 2019, could no longer be relied upon. Specifically, Management discovered an overstatement of sales and cost of sales which should not have been recognized during the three months ended February 28, 2019.

The Company has evaluated that the changes described above will result in a decrease in accounts receivable of $189,936, decrease in inventory of $27,959, increase in accounts payable and accrued liabilities of $4,999, decrease in sales of $764,310, decrease in cost of goods sold of $541,416, and increase in accumulated deficit of $222,894 as of February 28, 2019.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be an “amendment” under U.S. generally accepted accounting principles. Accordingly, the revised financial information included on Form 10-Q/A has been identified as “amended and restated”.

Daniels Corporate Advisory Company, Inc.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Balance Sheets

	February 28, 2019	November 30, 2018
	(Unaudited) (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$165,364	$56,996
Accounts receivable	-	77,638
Inventory	319,007	196,664
Prepaid expenses and other current assets	-	199,972
Right of use assets	17,182	-
Total current assets	501,553	531,270
Property and equipment, net	231,508	42,500
Total assets	$733,061	$573,770

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$714,493	$460,367
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	449,134	331,049
Derivative liabilities	923,989	931,509
Lease liabilities	17,182	-
Related party payables	218,200	217,700
Total current liabilities	3,007,998	2,625,625
Total liabilities	3,007,998	2,625,625

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of February 28, 2019 and November 30, 2018, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 4,647,151,502 and 4,225,451,502 shares issued and outstanding as of February 28, 2019 and November 30, 2018, respectively	4,647,152	4,225,452
Additional paid-in capital	2,457,543	2,828,092
Accumulated deficit	(9,315,383)	(9,041,150)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders’ deficit	(2,274,937)	(2,051,855)
Total liabilities and stockholders’ deficit	$733,061	$573,770

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended February 28,	Three Months Ended February 28,
	2019	2018
	(Restated)

Sales	$506,883	$-
Cost of goods sold	503,594	-
Gross margin	3,289	-
Selling, general and administrative expenses	107,802	25,000
Income (loss) from operations	(104,513)	(25,000)
Other income (expense)
Derivative expense	(104,179)	(45,471)
Gain (loss) on change in derivative liabilities	111,698	(17,394)
Interest income (expense), net	(177,239)	(5,992)
Total other income (expense), net	(169,720)	(68,857)
Loss before income taxes	(274,233)	(93,857)
Provision for income taxes (benefit)	-	-
Net loss	$(274,233)	$(93,857)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	4,433,958,724	3,709,335,132

Comprehensive loss:
Net loss	$(274,233)	$(93,857)
Unrealized gain (loss)	-	(5,900)
Comprehensive loss	$(274,233)	$(99,757)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

Three Months Ended February 28, 2018

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Deficit

Balance, November 30, 2017	100,000	$100	3,513,247,802	$3,513,248	$3,172,491	$(8,169,535)	$(64,349)	$(1,548,045)

Net loss	—	—	—	—	—	(93,857)	—	(93,857)

Conversion of convertible debentures and accrued interest into common stock		—	511,375,100	511,375	(498,590)	—	—	12,785

Balance, February 28, 2018	100,000	$100	4,024,622,902	$4,024,623	$2,673,901	$(8,263,392)	$(64,349)	$(1,629,117)

Three Months Ended February 28, 2019 (Restated)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Deficit

Balance, November 30, 2018	100,000	$100	4,225,451,502	$4,225,452	$2,828,092	$(9,041,150)	$(64,349)	$(2,051,855)

Net loss	-	-	-	-	-	(274,233)	-	(274,233)

Conversion of convertible debentures and accrued interest into common stock	-	-	421,700,000	421,700	(409,049)	-	-	12,651

Recognition of beneficial conversion features related to convertible debentures	-	-	-	-	38,500	-	-	38,500

Balance, February 28, 2019	100,000	$100	4,647,151,502	$4,647,152	$2,457,543	$(9,315,383)	$(64,349)	$(2,274,937)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended February 28,	Three Months Ended February 28,
	2019	2018
	(Restated)
Cash flows from operating activities of continuing operations:
Net loss	$(274,233)	$(93,857)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	6,221	-
Amortization of debt discount	119,236	-
Derivative expense	104,179	45,471
Loss (gain) on change in derivative liabilities	(111,698)	17,394
Changes in operating assets and liabilities:
Accounts receivable	77,638	-
Inventory	(122,342)	-
Prepaid expenses and other current assets	199,972	-
Accounts payable and accrued liabilities	254,124	4,992
Related party payables	500	-
Net cash provided by (used in) operating activities	253,597	(26,000)

Cash flows from investing activities:
Purchase of fixed assets	(195,229)	-
Net cash used in investing activities	(195,229)	-

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	50,000	26,000
Net cash provided by financing activities	50,000	26,000

Net increase in cash and cash equivalents	108,368	-
Cash and cash equivalents at beginning of period	56,996	(3)
Cash and cash equivalents at end of period	$165,364	$(3)

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debentures and accrued interest into common stock	$12,651	$17,806
Discount for issuance costs and/or beneficial conversion features on convertible debentures	$38,500	$-

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended November 30, 2018 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2019. The results of operations for the three months ended February 28, 2019, are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2019.

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

Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. We had accounts receivable totaling $0 and $77,638 as of February 28, 2019 and November 30, 2018, respectively.

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

For the three months ended February 28, 2019, the Company incurred net losses from operations of $274,233 and had cash flows from operating activities of $253,597. The Company has relied, in large part, upon debt financing to fund its operations. As of February 28, 2019, the Company had outstanding indebtedness, net of discounts, of $1,134,134 and had $165,364 in cash.

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

The Company formed a new subsidiary, PayLess Truckers, Inc., in April 2018. Primarily driven by PayLess, the Company produced $506,883 in revenue and $253,597 in positive cash flow from operations during the three months ended February 28, 2019. The Company now believes that it is well positioned to generate significant revenue and cash flows from its operations. However, even if the Company is successful in executing its plan, the Company may not generate enough revenue to satisfy all of its current obligations as they become due in addition to its outstanding indebtedness. Until the Company consistently generates positive cash flow from its operations, or successfully satisfies, refinances or replaces its current indebtedness, there is substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 8 - INCOME TAXES

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the three months ended February 28, 2019 and 2018:

	February 28, 2019	February 28, 2018
Tax provision (recovery) at effective tax rate (21%)	$(57,589)	$(19,710)
Change in valuation reserve	57,589	19,710
Tax provision (recovery), net	$–	$–

As of February 28, 2019, the Company had approximately $9,315,383 in net operating loss carry forwards for federal income tax purposes which expire at various dates through 2036. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	February 28, 2019	November 30, 2018
Net operating loss carry forwards available at effective tax rate (21%)	$1,956,000	$1,899,000
Valuation Allowances	(1,956,000)	(1,899,000)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $1,956,000 at February 28, 2019. The Company did not utilize any NOL deductions for the three months ended February 28, 2019.

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

NOTE 12 - RESTATEMENT OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the filing of its Form 10-Q on May 24, 2019, the Company identified certain accounting issues relating to an overstatement of sales and cost of sales which should not have been recognized during the three months ended February 28, 2019. The Company has evaluated that the changes described above will result in a decrease in accounts receivable of $189,936, decrease in inventory of $27,959, increase in accounts payable and accrued liabilities of $4,999, decrease in sales of $764,310, decrease in cost of goods sold of $541,416, and increase in accumulated deficit of $222,894 as of February 28, 2019.

As a result, the Company restated its previously issued unaudited consolidated financial statements, included in its Amendment to the Company’s Quarterly Report on Form 10-Q/A for the three months ended February 28, 2019, filed on May 24, 2019.

The following discloses each line item that is affected by the restatement of the Company’s unaudited consolidated financial statements as of February 28, 2019.

Consolidated Statements of Operations and Comprehensive Income (Loss):

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended February 28, 2019 filed by the Company on May 24, 2019.

	As Originally Filed	Effect of Restatement	Restated

Sales	$1,271,193	$(764,310)	$506,883
Cost of goods sold	1,045,010	(541,416)	503,594
Gross margin	226,183	(222,894)	3,289
Selling, general and administrative expenses	107,802	-	107,802
Income (loss) from operations	118,381	(222,894)	(104,513)
Other income (expense)
Derivative expense	(104,178)	(1)	(104,179)
Gain (loss) on change in derivative liabilities	111,698	-	111,698
Interest income (expense), net	(177,240)	1	(177,239)
Total other income (expense)	(169,720)	-	(169,720)
Income (loss) before income taxes	(51,339)	(222,894)	(274,233)
Provision for income taxes (benefit)	-	-	-
Net income (loss)	$(51,339)	$(222,894)	$(274,233)

Basic and diluted earnings (loss) per common share	$(0.00)	$-	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	4,433,958,724	-	4,433,958,724

Comprehensive loss:
Net income (loss)	$(51,339)	$(222,894)	$(274,233)
Unrealized gain (loss)	-	-	-
Comprehensive income (loss)	$(51,339)	$(222,894)	$(274,233)

Consolidated Balance Sheets:

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended February 28, 2019 filed by the Company on May 24, 2019.

	As Originally Filed	Effect of Restatement	Restated

ASSETS
Current assets:
Cash and cash equivalents	$165,364	$-	$165,364
Accounts receivable	189,936	(189,936)	-
Inventory	346,966	(27,959)	319,007
Right of use assets	17,182	-	17,182
Total current assets	719,448	(217,895)	501,553
Property and equipment, net	231,508	-	231,508
Total assets	$950,956	$(217,895)	$733,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$709,494	$4,999	$714,493
Notes payable, related party	685,000	-	685,000
Notes payable, net of loan discounts	449,134	-	449,134
Derivative liabilities	923,989	-	923,989
Lease liabilities	17,182	-	17,182
Related party payables	218,200	-	218,200
Total current liabilities	3,002,999	4,999	3,007,998
Total liabilities	3,002,999	4,999	3,007,998

Commitments and contingencies	-	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of February 28, 2019 and November 30, 2018, respectively	100	-	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 4,647,151,502 and 4,225,451,502 shares issued and outstanding as of February 28, 2019 and November 30, 2018, respectively	4,647,152	-	4,647,152
Additional paid-in capital	2,457,543	-	2,457,543
Accumulated deficit	(9,092,489)	(222,894)	(9,315,383)
Accumulated other comprehensive loss	(64,349)	-	(64,349)
Total stockholders’ deficit	(2,052,043)	(222,894)	(2,274,937)
Total liabilities and stockholders’ deficit	$950,956	$(217,895)	$733,061

Consolidated Statements of Cash Flows:

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended February 28, 2019 filed by the Company on May 24, 2019.

	As Originally Filed	Effect of Restatement	Restated
Cash flows from operating activities of continuing operations:
Net income (loss)	$(51,339)	$(222,894)	$(274,233)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,221	-	6,221
Amortization of debt discount	119,236	-	119,236
Derivative expense	104,178	1	104,179
Gain (loss) on change in derivative liabilities	(111,698)	-	(111,698)
Changes in operating assets and liabilities:
Accounts receivable	(112,298)	189,936	77,638
Inventory	(150,301)	27,959	(122,342)
Prepaid expenses and other current assets	199,972	-	199,972
Accounts payable and accrued liabilities	249,126	4,998	254,124
Related party payables	500	-	500
Net cash provided by (used in) operating activities	253,597	-	253,597

Cash flows from investing activities:
Purchase of fixed assets	(195,229)	-	(195,229)
Net cash provided by (used in) financing activities	(195,229)	-	(195,229)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	50,000	-	50,000
Net cash provided by (used in) financing activities	50,000	-	50,000

Net increase (decrease) in cash and cash equivalents	108,368	-	108,368
Cash and cash equivalents at beginning of period	56,996	-	56,996
Cash and cash equivalents at end of period	$165,364	$-	$165,364

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debentures and accrued interest into common stock	$12,651	$-	$12,651
Discount for issuance costs and/or beneficial conversion features on convertible debentures	$38,500	$-	$38,500

NOTE 13 - SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

As of February 28, 2019, we had $165,364 in cash and cash equivalents and a working capital deficit of $2,506,445.

During the three months ended February 28, 2019, net cash provided by operating activities was $253,597 compared to net cash used of $26,000 in 2018. The increase in net cash provided by operating activities is primarily attributable to the results of operations of our newly formed PayLess Truckers, Inc. subsidiary. It recorded sales of $506,883 and realized a gross margin of $3,289 during the quarter.

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

Comparison of the Three Months Ended February 28, 2019 to the Three Months Ended February 28, 2018 Results of Operations

Sales

The Company recorded sales of $506,883 during the quarter ended February 28, 2019, as compared to $0 sales recorded during the year ended February 28, 2018. Sales increased as a direct result of the operations of the Company’s subsidiary, PayLess Truckers, Inc. PayLess’s principal business is to acquire, refurbish, add location electronics, advertise and sell commercial vehicles to drivers and transportation focused customers.

Gross margin

Gross margin is calculated by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margins by revenue. Current gross margins percentages may not be indicative of future gross margin performance.

Gross margin for the year ended February 28, 2019 and 2018 were $3,289 and $0, respectively. Gross margin percentage for the year ended February 28, 2019 and 2018 were 0.6% and 0.0%, respectively. The increase in gross margin and gross margin percentage for the current year period is directly attributable to the operations of PayLess as described above.

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

Net Income

The Company had a net loss for the quarter ended February 28, 2019 of $274,233 compared to a net loss of $93,857 for the quarter ended February 28, 2018.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of February 28, 2019. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of February 28, 2019, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of February 28, 2019, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2019 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of February 28, 2019, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

Signature	Title	Date

/S/ NICHOLAS VIOLA	Chief Executive Officer	July 22, 2019
Nicholas Viola	(Principal Executive Officer)

/S/ KEITH L. VOIGTS	Chief Financial Officer	July 22, 2019
Keith L. Voigts	(Principal Financial and Accounting Officer)

