Form 10-Q
period 2019-05-31
Daniels Corporate Advisory Company, Inc.
filed 2019-07-22
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

As of July 22, 2019, the registrant had 4,647,151,502 shares of common stock outstanding.

Daniels Corporate Advisory Company, Inc.

PART I – FINANCIAL INFORMATION

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Balance Sheets

	May 31, 2019	November 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,859	$56,996
Accounts receivable	14,880	77,638
Inventory	170,769	196,664
Prepaid expenses and other current assets	-	199,972
Right of use assets	11,455	-
Total current assets	325,963	531,270
Property and equipment, net	220,555	42,500
Total assets	$546,518	$573,770

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$580,844	$460,367
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	578,718	331,049
Derivative liabilities	682,711	931,509
Lease liabilities	11,455	-
Related party payables	218,200	217,700
Total current liabilities	2,756,928	2,625,625
Total liabilities	2,756,928	2,625,625

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of May 31, 2019 and November 30, 2018, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 4,647,151,502 and 4,225,451,502 shares issued and outstanding as of May 31, 2019 and November 30, 2018, respectively	4,647,152	4,225,452
Additional paid-in capital	2,457,543	2,828,092
Accumulated deficit	(9,250,856)	(9,041,150)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders’ deficit	(2,210,410)	(2,051,855)
Total liabilities and stockholders’ deficit	$546,518	$573,770

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended May 31,	Three Months Ended May 31,	Six Months Ended May 31,	Six Months Ended May 31,
	2019	2018	2019	2018

Sales	$1,096,375	$-	$1,603,258	$-
Cost of goods sold	927,880	-	1,431,474	-
Gross margin	168,495	-	171,784	-
Selling, general and administrative expenses	151,515	25,000	259,317	50,000
Income (loss) from operations	16,980	(25,000)	(87,533)	(50,000)
Other income (expense)
Derivative expense	-	(18,489)	(104,179)	(63,960)
Gain (loss) on change in derivative liabilities	241,278	(20,045)	352,976	(37,439)
Interest income (expense), net	(193,731)	(6,772)	(370,970)	(12,764)
Total other income (expense)	47,547	(45,306)	(122,173)	(114,163)
Income (loss) before income taxes	64,527	(70,306)	(209,706)	(164,163)
Provision for income taxes (benefit)	-	-	-	-
Net income (loss)	$64,527	$(70,306)	$(209,706)	$(164,163)

Basic and diluted earnings (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	4,647,151,502	4,197,073,548	4,541,726,502	3,955,884,221

Comprehensive loss:
Net income (loss)	$64,527	$(70,306)	$(209,706)	$(164,163)
Unrealized gain (loss)	-	-	-	(3,660)
Comprehensive income (loss)	$64,527	$(70,306)	$(209,706)	$(167,823)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Deficit

Balance, November 30, 2017	100,000	$100	3,513,247,802	$3,513,248	$3,172,491	$(8,169,535)	$(64,349)	$(1,548,045)

Net loss	-	-	-	-	-	(164,163)	-	(93,857)

Conversion of convertible debentures and accrued interest into common stock		-	712,203,700	511,375	(694,398)	-	-	12,785

Balance, May 31, 2018	100,000	$100	4,255,451,502	$4,255,452	$2,478,093	$(8,333,698)	$(64,349)	$(1,694,402)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Deficit

Balance, November 30, 2018	100,000	$100	4,225,451,502	$4,225,452	$2,828,092	$(9,041,150)	$(64,349)	$(2,051,855)

Net loss	-	-	-	-	-	(209,706)	-	(51,339)

Conversion of convertible debentures and accrued interest into common stock	-	-	421,700,000	421,700	(409,049)	-	-	12,651

Recognition of beneficial conversion features related to convertible debentures	-	-	-	-	38,500	-	-	38,500

Balance, May 31, 2019	100,000	$100	4,647,151,502	$4,647,152	$2,457,543	$(9,250,856)	$(64,349)	$(2,210,410)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended May 31,	Six Months Ended May 31,
	2019	2018
Cash flows from operating activities of continuing operations:
Net loss	$(209,706)	$(164,163)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	18,156	-
Amortization of debt discount	251,319	-
Derivative expense	104,179	63,960
Loss (gain) on change in derivative liabilities	(352,976)	37,439
Changes in operating assets and liabilities:
Accounts receivable	62,758	-
Inventory	25,894	-
Prepaid expenses and other current assets	199,972	-
Accounts payable and accrued liabilities	120,478	26,764
Related party payables	500	-
Net cash provided by (used in) operating activities	220,574	(36,000)

Cash flows from investing activities:
Purchase of fixed assets	(196,211)	-
Net cash used in investing activities	(196,211)	-

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	50,000	36,000
Repayments of convertible debentures	(2,500)	-
Net cash provided by financing activities	47,500	36,000

Net increase in cash and cash equivalents	71,863	-
Cash and cash equivalents at beginning of period	56,996	(3)
Cash and cash equivalents at end of period	$128,859	$(3)

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debentures and accrued interest into common stock	$12,651	$17,806
Discount for issuance costs and/or beneficial conversion features on convertible debentures	$38,500	$85,412
Unrealized gain (loss) on securities investments	$-	$(3,660)

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended November 30, 2018 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2019. The results of operations for the three and six months ended May 31, 2019, are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2019.

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

Inventory

Inventory consists of well-maintained, class 8 heavy duty trucks primarily acquired at auction. Inventory is valued at the lower of cost (first in, first out) or net realizable value. An allowance for potential non-saleable inventory due to movement, current conditions or obsolescence is based upon a review of inventory quantities, past history and expected future usage. The Company believes that no write-down for slow moving or obsolete inventory is necessary as of May 31, 2019.

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

Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. We had accounts receivable totaling $14,880 and $77,638 as of May 31, 2019 and November 30, 2018, respectively.

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

As a result of the adoption of ASC 842 on December 1, 2018, the Company recorded both operating lease ROU assets of $21,292 and operating lease liabilities of $21,292. As of May 31, 2019, both the operating lease ROU assets and operating lease liabilities totaled $11,455. The adoption did not impact the Company’s beginning retained earnings, or prior year consolidated statements of income and statements of cash flows.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company currently rents space from our president, Arthur Viola. This is a month to month rental and there is no commitment beyond each month. The monthly rent expense is approximately $2,100.

Effective December 15, 2016, Mr. Viola entered into a $685,000 convertible promissory note agreement with the Company and forgave all remaining amounts outstanding at that time. The note matured on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common stock at a discount to market of 50% at any time. No repayment or conversion of the note occurred as of May 31, 2019, and no notice of default has been issued. See Note 8.

During 2016, our president, Arthur Viola, incurred expenses on behalf of the Company of $10,200 in for working capital. These funds were interest free with no maturity date. No repayments have been made against these funds as of May 31, 2019.

Since its formation in 2018, the Company’s wholly-owned subsidiary PayLess Truckers, Inc. has received loan proceeds aggregating $208,000 from a related party to help fund the subsidiary’s operations. The loan currently bears no interest and is payable on demand. The Company has imputed interest on this obligation at a rate of 10% per annum, which the Company believes is appropriate and represents a market lending rate based upon other debt financings. As of May 31, 2019, imputed interest of $17,608 has been recorded in the Company’s financial statements.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the six months ended May 31, 2019, the Company incurred net losses from operations of $209,706 and had cash flows from operating activities of $220,574. The Company has relied, in large part, upon debt financing to fund its operations. As of May 31, 2019 the Company had outstanding indebtedness, net of discounts, of $1,263,718 and had $128,859 in cash.

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

The Company formed a new subsidiary, PayLess Truckers, Inc., in April 2018. Primarily driven by PayLess, the Company produced $1,603,258 in revenue and $220,574 in positive cash flow from operations during the six months ended May 31, 2019. The Company now believes that it is well positioned to generate significant revenue and cash flows from its operations. However, even if the Company is successful in executing its plan, the Company may not generate enough revenue to satisfy all of its current obligations as they become due in addition to its outstanding indebtedness. Until the Company consistently generates positive cash flow from its operations, or successfully satisfies, refinances or replaces its current indebtedness, there is substantial doubt as to the Company’s ability to continue as a going concern.

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

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	May 31, 2019
Asset
Operating lease asset	Current Assets	$11,455
Liabilities
Operating lease liability	Current Liabilities	$11,455

Lease Costs

The table below summarizes the components of lease costs for the three and six months ended May 31, 2019:

	Three Months Ended	Six Months Ended
	May 31, 2019	May 31, 2018
Operating lease costs	$5,728	$11,455

Maturities of Lease Liabilities

Maturities of lease liabilities as of May 31, 2019 are as follows:

2019 fiscal year	$12,600
Total lease payments	12,600
Less: Interest	(1,145)
Present value of lease liabilities	$11,455

The following table presents the Company’s future minimum lease obligation under ASC 840 as of November 30, 2018:

2019 fiscal year	$25,200

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

NOTE 8 - INCOME TAXES

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the six months ended May 31, 2019 and 2018:

	May 31, 2019	May 31, 2018
Tax provision (recovery) at effective tax rate (21%)	$(44,038)	$(34,474)
Change in valuation reserve	44,038	34,474
Tax provision (recovery), net	$–	$–

As of May 31, 2019, the Company had approximately $9,250,856 in net operating loss carry forwards for federal income tax purposes which expire at various dates through 2036. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	May 31, 2019	November 30, 2018
Net operating loss carry forwards available at effective tax rate (21%)	$1,943,000	$1,899,000
Valuation Allowances	(1,943,000)	(1,899,000)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $1,943,000 at May 31, 2019. The Company did not utilize any NOL deductions for the six months ended May 31, 2019.

NOTE 9 - NOTES PAYABLE

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of May 31, 2019, the note balance was $55,224 and all associated loan discounts were fully amortized.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. On January 9, 2019, $6,325 of principal was converted into 210,850,000 shares of the Company’s common stock. On January 15, 2019, $6,325 of principal was converted into 210,850,000 shares of the Company’s common stock. See Note 11. As of May 31, 2019, the note balance was $101,341 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of May 31, 2019, the note balance was $4,000 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from ..03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. The Company amended its convertible note agreement to allow for additional principal borrowings. As of May 31, 2019, the note balance was $97,000 and all associated loan discounts were fully amortized.

On October 15, 2018, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $350,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on July 15, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.67% to 2.70%; Dividend rate of 0%; and, historical volatility rates ranging from 390% to 423%. As of May 31, 2019, the note balance was $350,000 and the remaining balance on the associated loan discounts was $58,333.

On February 14, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $57,750, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on November 14, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.53% to 2.540%; Dividend rate of 0%; and, historical volatility rates ranging from 309% to 339%. As of May 31, 2019, the note balance was $57,750 and the remaining balance on the associated loan discounts were $28,264.

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

As of May 31, 2019 and November 30, 2018, the estimated fair value of derivative liability was determined to be $682,711 and $931,509, respectively. The change in the fair value of derivative liabilities for the six months ended May 31, 2019 was $241,278 resulting in an aggregate gain on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at November 30, 2018:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	931,509	–	–	931,509	931,509
Total derivative liabilities	$931,509	$–	$–	$931,509	$931,509

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at May 31, 2019:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	682,711	–	–	682,711	682,711
Total derivative liabilities	$682,711	$–	$–	$682,711	$682,711

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended May 31, 2019:

Derivative Liabilities
Fair value, November 30, 2018	931,509
Change in fair value	(241,278)
Fair value, May 31, 2019	$682,711

NOTE 11 – EQUITY ISSUANCES

During the six months ended May 31, 2018, the Company issued 712,203,700 shares of common stock in exchange for the conversion of $17,806 of principal and interest payable on convertible debt principal.

On January 9, 2019, issued 210,850,000 shares of the Company’s common stock in exchange for the conversion of $6,325 of convertible debt principal. See Note 9.

On January 15, 2019, issued 210,850,000 shares of the Company’s common stock in exchange for the conversion of $6,325 of convertible debt principal. See Note 9.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to May 31, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Liquidity and Capital Resources

As of May 31, 2019, we had $128,859 in cash and cash equivalents and a working capital deficit of $2,430,965.

During the six months ended May 31, 2019, net cash provided by operating activities was $220,574 compared to net cash used of $36,000 in 2018. The increase in net cash provided by operating activities is primarily attributable to the results of operations of our newly formed PayLess Truckers, Inc. subsidiary. It recorded sales of $1,603,258 and realized a gross margin of $171,784 during the six-month period.

Net cash used in investing activities was $196,211 for the quarter ended May 31, 2019, as compared to $0 in 2018. The increase is directly attributable to the purchase of trucks to be utilized in our credit rebuilding business line.

Net cash provided by financing activities was $47,500 for the quarter ended May 31, 2019, as compared to net cash provided of $36,000 in 2018. The increase in net cash provided by financing activities is directly related to the issuance of $50,000 in convertible debt, offset in part by a repayment of note principal for $2,500.

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

Comparison of the Three Months Ended May 31, 2019 to the Three Months Ended May 31, 2018 Results of Operations

Sales

The Company recorded sales of $1,096,375 during the quarter ended May 31, 2019, as compared to $0 sales recorded during the quarter ended May 31, 2018. Sales increased as a direct result of the operations of the Company’s subsidiary, PayLess Truckers, Inc. PayLess’s principal business is to acquire, refurbish, add location electronics, advertise and sell commercial vehicles to drivers and transportation focused customers.

Gross margin

Gross margin is calculated by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margins by revenue. Current gross margins percentages may not be indicative of future gross margin performance.

Gross margin for the quarter ended May 31, 2019 and 2018 were $168,495 and $0, respectively. Gross margin percentage for the quarter ended May 31, 2019 and 2018 were 15.4% and 0.0%, respectively. The increase in gross margin and gross margin percentage for the current year period is directly attributable to the operations of PayLess as described above.

Operating Expenses

During the quarter ended May 31, 2019, we incurred $151,515 in expenses, compared to $25,000 in the same period ended May 31, 2018; an increase of $126,515. The increase in our operating expenses is generally related to an increase in our use of consulting and professional services during the quarter ended May 31, 2019 as compared to the prior year period; in addition to the inclusion of PayLess’s results from operations. Their operating expenses were primarily comprised of compensation, facilities costs and outsourced services.

Other Income and Expenses

During the quarter ended May 31, 2019, we realized a net other income of $47,547, compared to $45,306 in net other expenses in the same period ended May 31, 2018; an increase of $92,853. We incurred interest expense charges of $193,73, as compared to interest charges of $6,772 and derivative expense of $18,489 in the prior year period. The increase in interest expense is directly attributable to the amortization of loan discounts associated with the Company’s newly issued debt. Additionally, we recorded a gain of $241,278 resulting from the change in fair market value of derivative instruments, as compared to a loss of $20,045 resulting from the change in fair market value of derivative instruments in the prior year period.

Net Income

The Company had net income for the quarter ended May 31, 2019 of $64,527 compared to a net loss of $70,306 for the quarter ended May 31, 2018.

Comparison of the Six Months Ended May 31, 2019 to the Six Months Ended May 31, 2018 Results of Operations

Sales

The Company recorded sales of $1,603,258 during the six months ended May 31, 2019, as compared to $0 sales recorded during the six months ended May 31, 2018. Sales increased as a direct result of the operations of the Company’s subsidiary, PayLess Truckers, Inc. PayLess’s principal business is to acquire, refurbish, add location electronics, advertise and sell commercial vehicles to drivers and transportation focused customers.

Gross margin

Gross margin is calculated by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margins by revenue. Current gross margins percentages may not be indicative of future gross margin performance.

Gross margin for the six months ended May 31, 2019 and 2018 were $171,784 and $0, respectively. Gross margin percentage for the six months ended May 31, 2019 and 2018 were 7.8% and 0.0%, respectively. The increase in gross margin and gross margin percentage for the current year period is directly attributable to the operations of PayLess as described above.

Operating Expenses

During the six months ended May 31, 2019, we incurred $259,317 in expenses, compared to $50,000 in the same period ended May 31, 2018; an increase of $209,317. The increase in our operating expenses is generally related to an increase in our use of consulting and professional services during the six months ended May 31, 2019 as compared to the prior year period; in addition to the inclusion of PayLess’s results from operations. Their operating expenses were primarily comprised of compensation, facilities costs and outsourced services.

Other Income and Expenses

During the six months ended May 31, 2019, we realized a net other expense of $122,173, compared to $114,163 in net other expenses in the same period ended May 31, 2018; an increase of $8,010. We incurred interest expense charges of $370,970 and we recorded a derivative expense of $104,179 on convertible loans, as compared to interest charges of $12,764 and derivative expense of $63,960 in the prior year period. The increase in interest expense is directly attributable to the amortization of loan discounts associated with the Company’s newly issued debt. Additionally, we recorded a gain of $352,976 resulting from the change in fair market value of derivative instruments, as compared to a loss of $37,439 resulting from the change in fair market value of derivative instruments in the prior year period.

Net Income

The Company had a net loss for the six months ended May 31, 2019 of $209,706 compared to a net loss of $164,163 for the six months ended May 31, 2018.

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

As a result of the material weaknesses described above, our CEO and CFO have concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended May 31, 2019, the Company did not issue any shares of unregistered common stock.

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

