Form 10-Q/A
period 2018-08-31
Daniels Corporate Advisory Company, Inc.
filed 2019-08-30
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

First Amendment

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

Explanatory Note

We are filing this amendment on Form 10 Q/A to amend our Quarterly Report ( "Amended Report" ) for the three months ending August 31, 2018, originally filed with the Securities & Exchange Commission on October 25, 2018, (the original report) to amend our consolidated financial statements.

This amended report has not been updated for events occurring after the filing of the original report nor does it change any other disclosures contained in the original report. Accordingly, the Amended Report should be read in conjunction with the Original Report.

In accordance with applicable SEC Rules, this Form 10 Q/A includes new certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as amended, for our newly appointed Chief Executive and Chief Financial Officers, dated October 24, 2019 10 Q as of the filing date of this Form 10 Q/A.

The Section 302 Certifications were inadvertently not filed in the original document.

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

Dated August 29, 2019
Daniels Corporate Advisory Company, Inc.
(Registrant)

	By:	/s/ Nicholas Viola
Nicholas Viola
Chief Executive Officer

	By:	/s/ Keith Voigts
Keith Voigts
Chief Financial Officer

