Form 10-Q
period 2019-08-31
Daniels Corporate Advisory Company, Inc.
filed 2019-10-21
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

As of October 18, 2019, the registrant had 25,546,452 shares of common stock outstanding.

Daniels Corporate Advisory Company, Inc.

PART I – FINANCIAL INFORMATION

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Balance Sheets

	August 31, 2019	November 30, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,837	$56,996
Accounts receivable	3,150	77,638
Inventory	606,122	196,664
Prepaid expenses and other current assets	-	199,972
Right of use assets	5,727	-
Total current assets	714,836	531,270
Property and equipment, net	222,131	42,500
Total assets	$936,967	$573,770

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,035,272	$460,367
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	677,370	331,049
Derivative liabilities	1,427,608	931,509
Lease liabilities	5,727	-
Related party payables	236,700	217,700
Total current liabilities	4,067,677	2,625,625
Total liabilities	4,067,677	2,625,625

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of August 31, 2019 and November 30, 2018, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 4,647,151,502 and 4,225,451,502 shares issued and outstanding as of August 31, 2019 and November 30, 2018, respectively	4,647,152	4,225,452
Additional paid-in capital	2,507,710	2,828,092
Accumulated deficit	(10,221,323)	(9,041,150)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders’ deficit	(3,130,710)	(2,051,855)
Total liabilities and stockholders’ deficit	$936,967	$573,770

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended August 31,	Three Months Ended August 31,	Nine Months Ended August 31,	Nine Months Ended August 31,
	2019	2018	2019	2018

Sales	$1,229,699	$983,321	$2,832,957	$983,321
Cost of goods sold	1,075,272	853,263	2,506,746	853,263
Gross margin	154,427	130,058	326,211	130,058
Selling, general and administrative expenses	251,042	92,037	510,359	142,037
Income (loss) from operations	(96,615)	38,021	(184,148)	(11,979)
Other income (expense)
Derivative expense	(150,500)	-	(254,679)	(63,960)
Gain (loss) on change in derivative liabilities	(594,397)	228,896	(241,421)	191,457
Interest income (expense), net	(128,955)	(9,278)	(499,925)	(22,042)
Total other income (expense)	(873,852)	219,618	(996,025)	105,455
Income (loss) before income taxes	(970,467)	257,639	(1,180,173)	93,476
Provision for income taxes (benefit)	-	-	-	-
Net income (loss)	$(970,467)	$257,639	$(1,180,173)	$93,476

Basic and diluted earnings (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	4,647,151,502	4,197,073,548	4,577,124,677	4,046,395,863

Comprehensive loss:
Net income (loss)	$(970,467)	$257,639	$(1,180,173)	$93,476
Unrealized gain (loss)	-	-	-	(3,660)
Comprehensive income (loss)	$(970,467)	$257,639	$(1,180,173)	$89,816

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Deficit

Balance, November 30, 2017	100,000	$100	3,513,247,802	$3,513,248	$3,172,491	$(8,169,535)	$(64,349)	$(1,548,045)

Net loss	-	-	-	-	-	93,476	-	93,476

Conversion of convertible debentures and accrued interest into common stock		-	712,203,700	712,204	(694,398)	-	-	17,806

Balance, August 31, 2018	100,000	$100	4,255,451,502	$4,255,452	$2,478,093	$(8,076,059)	$(64,349)	$(1,436,763)

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Deficit

Balance, November 30, 2018	100,000	$100	4,225,451,502	$4,225,452	$2,828,092	$(9,041,150)	$(64,349)	$(2,051,855)

Net loss	-	-	-	-	-	(1,180,173)	-	(1,180,173)

Conversion of convertible debentures and accrued interest into common stock	-	-	421,700,000	421,700	(409,049)	-	-	12,651

Recognition of beneficial conversion features related to convertible debentures	-	-	-	-	88,667	-	-	88,667

Balance, August 31, 2019	100,000	$100	4,647,151,502	$4,647,152	$2,507,710	$(10,221,323)	$(64,349)	$(3,130,710)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended August 31,	Nine Months Ended August 31,
	2019	2018
Cash flows from operating activities of continuing operations:
Net loss	$(1,180,173)	$93,476
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	30,092	-
Amortization of debt discount	335,139	-
Derivative expense	254,679	63,960
Loss (gain) on change in derivative liabilities	241,421	(191,457)
Changes in operating assets and liabilities:
Accounts receivable	74,488	(5,000)
Inventory	(409,458)	(238,430)
Prepaid expenses and other current assets	199,972	-
Accounts payable and accrued liabilities	574,905	232,040
Related party payables	19,000	-
Net cash provided by (used in) operating activities	140,065	(45,411)

Cash flows from investing activities:
Purchase of fixed assets	(209,722)	-
Net cash used in investing activities	(209,722)	-

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	115,000	36,000
Proceeds from related party payables	-	70,000
Repayments of convertible debentures	(2,500)	-
Net cash provided by financing activities	112,500	106,000

Net increase in cash and cash equivalents	42,843	60,589
Cash and cash equivalents at beginning of period	56,996	(3)
Cash and cash equivalents at end of period	$99,839	$60,589

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debentures and accrued interest into common stock	$12,651	$17,806
Discount for issuance costs and/or beneficial conversion features on convertible debentures	$88,667	$-

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

The Company formed PayLess Truckers, Inc. (“PayLess”), a wholly-owned subsidiary which was incorporated in the State of Nevada, on April 11, 2018. PayLess is a start-up trucking company whose principal business is to acquire, refurbish, add location electronics, advertise and either sell or lease commercial vehicles to drivers and transportation focused customers.

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended November 30, 2018 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2019. The results of operations for the three and nine months ended August 31, 2019, are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances with high-credit-quality financial institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation-insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

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

Inventory

Inventory consists of well-maintained, class 8 heavy duty trucks primarily acquired at auction. Inventory is valued at the lower of cost or net realizable value. Cost is determined using the specific identification method. An allowance for potential non-saleable inventory due to movement, current conditions or obsolescence is based upon a review of inventory quantities, past history and expected future usage. The Company believes that no write-down for slow moving or obsolete inventory is necessary as of August 31, 2019.

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

Fair Value of Financial Instruments

In September 2006 the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. We had accounts receivable totaling $3,150 and $77,638 as of August 31, 2019 and November 30, 2018, respectively.

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

As a result of the adoption of ASC 842 on December 1, 2018, the Company recorded both operating lease ROU assets of $22,910 and operating lease liabilities of $22,910. As of August 31, 2019, both the operating lease ROU assets and operating lease liabilities totaled $5,727. The adoption did not impact the Company’s beginning retained earnings, or prior year consolidated statements of income and statements of cash flows.

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

Effective December 15, 2016, Mr. Viola entered into a $685,000 convertible promissory note agreement with the Company and forgave all remaining amounts outstanding at that time. The note matured on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common stock at a discount to market of 50% at any time. No repayment or conversion of the note occurred as of August 31, 2019, and no notice of default has been issued. See Note 8.

During 2016, our president, Arthur Viola, incurred expenses on behalf of the Company of $10,200 for working capital. These funds were interest free with no maturity date. No repayments have been made against these funds as of August 31, 2019.

Since its formation in 2018, the Company’s wholly-owned subsidiary PayLess Truckers, Inc. has received loan proceeds aggregating $226,500 from a related party to help fund the subsidiary’s operations. The loan currently bears no interest and is payable on demand. The Company has imputed interest on this obligation at a rate of 10% per annum, which the Company believes is appropriate and represents a market lending rate based upon other debt financings. As of August 31, 2019, imputed interest of $17,608 has been recorded in the Company’s financial statements.

The president of PayLess is the owner of a company that directly incurs costs on behalf of PayLess, and is repaid on an expense reimbursement basis. All of the subsidiary’s vendor terms are on a cash-on-delivery basis. As such, the president’s company pays for the supplies, materials, and other production costs and is reimbursed by check upon submitting supporting documentation.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the nine months ended August 31, 2019, the Company incurred net losses from operations of $1,180,173 and had cash flows from operating activities of $140,065. The Company has relied, in large part, upon debt financing to fund its operations. As of August 31, 2019 the Company had outstanding indebtedness, net of discounts, of $1,362,370 and had $99,837 in cash.

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

Primarily driven by PayLess, the Company produced $2,832,957 in revenue and $140,065 in positive cash flow from operations during the nine months ended August 31, 2019. The Company now believes that it is well positioned to generate significant revenue and cash flows from its operations. However, even if the Company is successful in executing its plan, the Company may not generate enough revenue to satisfy all of its current obligations as they become due in addition to its outstanding indebtedness. Until the Company consistently generates positive cash flow from its operations, or successfully satisfies, refinances or replaces its current indebtedness, there is substantial doubt as to the Company’s ability to continue as a going concern.

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

The Company’s lease population consists of real estate leases for office space and a truck repair facility. The Company elected to combine the lease and related non-lease components for its operating leases.

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

Balance Sheet Classification of Operating Lease Assets and Liabilities

	Balance Sheet Line	August 31, 2019
Asset
Operating lease asset	Current Assets	$5,727
Liabilities
Operating lease liability	Current Liabilities	$5,727

Lease Costs

The table below summarizes the components of lease costs for the three and nine months ended August 31, 2019:

	Three Months Ended	Nine Months Ended
	August 31, 2019	August 31, 2018
Operating lease costs	$5,728	$17,183

Maturities of Lease Liabilities

Maturities of lease liabilities as of August 31, 2019 are as follows:

2019 fiscal year	$6,300
Total lease payments	6,300
Less: Interest	(573)
Present value of lease liabilities	$5,727

The following table presents the Company’s future minimum lease obligation under ASC 840 as of November 30, 2018:

2019 fiscal year	$25,200

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

NOTE 8 - INCOME TAXES

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the nine months ended August 31, 2019 and 2018:

	August 31, 2019	August 31, 2018
Tax provision (recovery) at effective tax rate (21%)	$(247,836)	$19,630
Change in valuation reserve	247,836	(19,630)
Tax provision (recovery), net	$–	$–

As of August 31, 2019, the Company had approximately $10,221,000 in net operating loss carry forwards for federal income tax purposes which expire at various dates through 2036. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	August 31, 2019	November 30, 2018
Net operating loss carry forwards available at effective tax rate (21%)	$2,146,000	$1,899,000
Valuation Allowances	(2,146,000)	(1,899,000)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $2,146,000 at August 31, 2019. The Company did not utilize any NOL deductions for the nine months ended August 31, 2019.

NOTE 9 - NOTES PAYABLE

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 2.70%; Dividend rate of 0%; and, historical volatility rates ranging from 308% to 1,466%. As of August 31, 2019, the note balance was $55,224 and all associated loan discounts were fully amortized.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 2.70%; Dividend rate of 0%; and, historical volatility rates ranging from 308% to 1,466%. On January 9, 2019, $6,325 of principal was converted into 210,850,000 shares of the Company’s common stock. On January 15, 2019, $6,325 of principal was converted into 210,850,000 shares of the Company’s common stock. See Note 11. As of August 31, 2019, the note balance was $101,341 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 2.70%; Dividend rate of 0%; and, historical volatility rates ranging from 308% to 1,466%. As of August 31, 2019, the note balance was $4,000 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 2.70%; Dividend rate of 0%; and, historical volatility rates ranging from 139% to 1,467%. The Company amended its convertible note agreement to allow for additional principal borrowings. As of August 31, 2019, the note balance was $97,000 and all associated loan discounts were fully amortized.

On October 15, 2018, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $350,000, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on July 15, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 2.70%; Dividend rate of 0%; and, historical volatility rates ranging from 139% to 1,467%. As of August 31, 2019, the note balance was $350,000 and all associated loan discounts were fully amortized.

On February 14, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $57,750, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on November 14, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 2.54%; Dividend rate of 0%; and, historical volatility rates ranging from 139% to 1,467%. As of August 31, 2019, the note balance was $57,750 and the remaining balance on the associated loan discounts were $12,847.

On July 22, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $75,250, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on April 22, 2020. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 1.95%; Dividend rate of 0%; and, historical volatility rates ranging from 1,313% to 1,467%. As of August 31, 2019, the note balance was $75,250 and the remaining balance on the associated loan discounts were $50,347.

NOTE 10 - DERIVATIVE LIABILITIES

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

The Company’s derivative liabilities are embedded derivatives associated with several of the Company’s convertible promissory notes. The convertible promissory notes were issued at various times but with similar terms which contain embedded derivative features which would individually warrant separate accounting as a derivative instruments under Paragraph 815-10-05-4. The embedded derivative features include the conversion feature to the notes. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liabilities have been bifurcated from the debt host contracts and recorded as derivative liabilities resulting in a reduction of the initial carrying amounts (as unamortized discount) of the notes, which are amortized as debt discounts to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The embedded derivatives within the notes have been valued using the Black Scholes approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instruments”.

As of August 31, 2019 and November 30, 2018, the estimated fair value of derivative liabilities were determined to be $1,427,608 and $931,509, respectively. The change in the fair value of derivative liabilities for the nine months ended August 31, 2019 was $241,421 resulting in an aggregate loss on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at November 30, 2018:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	931,509	–	–	931,509	931,509
Total derivative liabilities	$931,509	$–	$–	$931,509	$931,509

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at August 31, 2019:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	1,427,608	–	–	1,427,608	1,427,608
Total derivative liabilities	$1,427,608	$–	$–	$1,427,608	$1,427,608

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended August 31, 2019:

Derivative Liabilities
Fair value, November 30, 2018	931,509
Additions	254,679
Change in fair value	241,421
Fair value, August 31, 2019	$1,427,608

NOTE 11 – EQUITY ISSUANCES

During the nine months ended August 31, 2018, the Company issued 712,203,700 shares of common stock in exchange for the conversion of $17,806 of principal and interest payable on convertible debt principal.

On January 9, 2019, issued 210,850,000 shares of the Company’s common stock in exchange for the conversion of $6,325 of convertible debt principal. See Note 9.

On January 15, 2019, issued 210,850,000 shares of the Company’s common stock in exchange for the conversion of $6,325 of convertible debt principal. See Note 9.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to August 31, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Forward Looking Statements

The statements contained in this report other than statements of historical fact are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant’s present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant’s future profitability; the uncertainty as to the demand for Registrant’s products and services; increasing competition in the markets that Registrant conducts business; the Registrant’s ability to hire, train and retain sufficient qualified personnel; the Registrant’s ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant’s ability to develop and implement operational and financial systems to manage its growth. These forward-looking statements speak only as of the date of this report. We assume no obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any changes in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in the reports we file with the SEC.

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

On April 11, 2018, we formed PayLess Truckers, Inc. (“PayLess”), a wholly-owned subsidiary which was incorporated in the State of Nevada. PayLess is a start-up, service company in the trucking industry. It has two business lines: (i) a buy and sell, or “flip”, program that acquires class 8 heavy duty trucks, refurbishes them, adds location electronics, advertises and sells to independent drivers and operators; and (ii) a “credit rebuilding” program whereby class 8 heavy duty trucks owned by PayLess are rented to experienced independent drivers for a period of up to five years with an option to buy the vehicle at retail value every six months.

The “flip” segment of the Payless business has provided the positive cash flow necessary to absorb all the start-up and expansion costs/expenses over the past 18 months of the Payless existence. Now, the “rent to own” segment has taken the lead in accelerating current growth and future prospects. The financing being sought at this time is for the expansion of the this segment which is currently operating with six trucks, one purchased out of positive cash flows of the overall company. The six trucks, in the hands of handpicked independent contractor long-haul drivers under five year rental contracts, are collectively generating $21,000 per month in rental income, for annual rentals of approximately $252,000.

The financing being sought is multi-year draw downs of funding commitments. We believe this funding is available and should allow the annuity aspects of the business to systematically accumulate while at the same time allowing for the build out of the infra-structure necessary to accommodate one hundred trucks over the next two years.

We believe, as our senior operating management grows from managing assets to managing people we will be able to expand our model across the country at maintenance locations in hub cities. Additional truck rentals and sales will be added at these hub locations as they service all our trucks under our national warranty program guaranteeing their payment.

Liquidity and Capital Resources

As of August 31, 2019, we had $99,837 in cash and cash equivalents and a working capital deficit of $3,352,841.

During the nine months ended August 31, 2019, net cash provided by operating activities was $140,065 compared to net cash used of $45,411 during the nine months ended August 31, 2018. The increase in net cash provided by operating activities is primarily attributable to the results of operations of our newly formed PayLess Truckers, Inc. subsidiary. It recorded sales of $2,832,957 and realized a gross margin of $326,211 during the nine-month period.

Net cash used in investing activities was $209,722 during the nine months ended August 31, 2019, as compared to $0 during the nine months ended August 31, 2018. The increase is directly attributable to the purchase of trucks to be utilized in our credit rebuilding business line.

Net cash provided by financing activities was $112,500 during the nine months ended August 31, 2019, as compared to net cash provided of $106,000 during the nine months ended August 31, 2018. The increase in net cash provided by financing activities is directly related to the issuance of $115,000 in convertible debt, offset in part by a repayment of note principal for $2,500.

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

At present, we do have sufficient capital on hand to fund operations for the immediate future. Management estimates that it will need up to $2 million to fund its PayLess Truckers subsidiary. It is possible that we can still achieve our objectives by use of asset-based lending whereby we can leverage our truck purchases. However, because of the start-up nature of the subsidiary this financing may be harder to achieve than normal. Even if limited funds are raised, PayLess will still be able to register profits from its “flip” program while cost-effective funding for the “credit enhancement” program can be arranged. The Company does have funding available under a commitment letter but these funds are very expensive; management is trying to avoid their use.

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

Comparison of the Three Months Ended August 31, 2019 to the Three Months Ended August 31, 2018 Results of Operations

Sales

The Company recorded sales of $1,229,699 during the three months ended August 31, 2019, as compared to $983,321 sales recorded during the three months ended August 31, 2018. Sales increased as a direct result of the operations of the Company’s subsidiary, PayLess Truckers, Inc. PayLess’s principal business is to acquire, refurbish, add location electronics, advertise and sell or lease commercial vehicles to drivers and transportation focused customers.

Gross margin

Gross margin is calculated by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margins by revenue. Current gross margins percentages may not be indicative of future gross margin performance.

Gross margin for the three months ended August 31, 2019 and 2018 were $154,427 and $130,058, respectively. Gross margin percentage for the three months ended August 31, 2019 and 2018 were 12.6% and 13.2%, respectively.

Operating Expenses

During the three months ended August 31, 2019, we incurred $251,042 in expenses, compared to $92,038 during the three months ended August 31, 2018; an increase of $159,005. The increase in our operating expenses is generally related to an increase in our use of consulting and professional services during the three months ended August 31, 2019 in addition to the inclusion of PayLess’s results from operations. Their operating expenses were primarily comprised of compensation, facilities costs and outsourced services.

Other Income and Expenses

During the three months ended August 31, 2019, we incurred net other expenses of $873,852, compared to $219,618 in net other income during the three months ended August 31, 2018; a decrease of $1,093,470. We incurred interest charges of $128,955, as compared to interest charges of $9,278 in 2018; and derivative expense of $150,500, as compared to derivative expenses of $0 in 2018. The increase in interest expense is directly attributable to the amortization of loan discounts associated with the Company’s newly issued debt. Additionally, we recorded a loss of $594,397 resulting from the change in fair market value of derivative instruments, as compared to a gain of $228,896 resulting from the change in fair market value of derivative instruments in 2018.

Net Income (Loss)

The Company had a net loss for the three months ended August 31, 2019 of $970,467 compared to net income of $257,639 for the three months ended August 31, 2018.

Comparison of the Nine Months Ended August 31, 2019 to the Nine Months Ended August 31, 2018 Results of Operations

Sales

The Company recorded sales of $2,832,957 during the nine months ended August 31, 2019, as compared to $983,321 sales recorded during the nine months ended August 31, 2018. Sales increased as a direct result of the operations of the Company’s subsidiary, PayLess Truckers, Inc. PayLess’s principal business is to acquire, refurbish, add location electronics, advertise and sell or lease commercial vehicles to drivers and transportation focused customers.

Gross margin

Gross margin is calculated by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margins by revenue. Current gross margins percentages may not be indicative of future gross margin performance.

Gross margin for the nine months ended August 31, 2019 and 2018 were $326,211 and $130,058, respectively. Gross margin percentage for the nine months ended August 31, 2019 and 2018 were 11.5% and 13.2%, respectively.

Operating Expenses

During the nine months ended August 31, 2019, we incurred $510,359 in expenses, compared to $142,037 during the nine months ended August 31, 2018; an increase of $368,322. The increase in our operating expenses is generally related to an increase in our use of consulting and professional services during the nine months ended August 31, 2019 as compared to the nine months ended August 31, 2018; in addition to the inclusion of PayLess’s results from operations. Their operating expenses were primarily comprised of compensation, facilities costs and outsourced services.

Other Income and Expenses

During the nine months ended August 31, 2019, we realized net other expenses of $996,025, compared to $105,455 in net other income during the nine months ended August 31, 2018; a decrease of $1,101,480. We incurred interest charges of $499,925 and we recorded a derivative expense of $254,679 on convertible loans, as compared to interest charges of $22,042 and derivative expense of $63,960 in 2018. The increase in interest expense is directly attributable to the amortization of loan discounts associated with the Company’s newly issued debt. Additionally, we recorded a loss of $241,421 resulting from the change in fair market value of derivative instruments, as compared to a gain of $191,457 resulting from the change in fair market value of derivative instruments during the nine months ended August 31, 2018.

Net Income

The Company had a net loss for the nine months ended August 31, 2019 of $1,180,173 compared to net incomes of $93,476 for the nine months ended August 31, 2018.

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

As a result of the material weaknesses described above, our CEO and CFO have concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended August 31, 2019, the Company did not issue any shares of unregistered common stock.

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

Signature	Title	Date

/S/ NICHOLAS VIOLA	Chief Executive Officer	October 21, 2019
Nicholas Viola	(Principal Executive Officer)

/S/ KEITH L. VOIGTS	Chief Financial Officer	October 21, 2019
Keith L. Voigts	(Principal Financial and Accounting Officer)

