Form 10-K
period 2019-11-30
Daniels Corporate Advisory Company, Inc.
filed 2020-03-16
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-169128

Daniels Corporate Advisory Company, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	04-3667624
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

Parker Towers, 104-60, Queens Boulevard 12th Floor Forest Hills, New York	11375
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (347) 242-3148

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	Over-the Counter

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 31, 2019 based upon the closing price as of such date was $17,647.

As of March 13, 2020, 27,296,452 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

During fiscal year 2019, Daniels, as an incubator, marked several important milestones in fulfilling its Corporate Aim (Aim). That Aim is to achieve the forward earnings momentum and critical mass necessary to achieve major stock exchange consideration for listing. Expectations for listing acceptance are for an 18 to 24-month period, based on the development and subsequent results of the most promising of subsidiary candidates. Management believes generic (start-up opportunity) growth to be the catalyst in meeting the net worth and earnings requirements through employment of limited amounts of capital.

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

Reverse Stock Split

All common share amounts (except par value and par value per share amounts) referred to in this Report prior to September 27, 2019 have been retroactively restated to reflect the Company’s one-for-200 reverse capital stock split effective September 27, 2019.

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

We hope to further enhance our plan for growth beginning in our third year by forming joint-ventures and/or partnerships with truck maintenance companies across the United States in key traffic hubs. This will potentially afford independent drivers and operators the opportunity to be serviced by trusted maintenance facilities under our warranty program.

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

Daniels Corporate Advisory Company, Inc., which was incorporated on August 22, 2002, has a limited operating history upon which an evaluation of our future performance and prospects can be made. We have a limited revenue history. Our prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. As an early-stage operating company, Daniels Corporate Advisory faces risks and uncertainties relating to its ability to successfully implement its business plan, which are described in more detail below.

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

Mr. Viola owns 152,334 shares of our common stock as well as 100,000 shares of the Daniels Corporate Advisory Super-Voting preferred stock which has voting rights equal to 66 2/3 percent of the votes in any Common Stock Election. Mr. Viola’s ownership and voting rights in our common stock allows Mr. Viola to have voting control on all matters submitted to our stockholders for approval and to be able to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions. Additionally, this concentration of voting power could discourage or prevent a potential takeover of Daniels Corporate Advisory that might otherwise result in our stockholders receiving a premium over the market price for their common stock.

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

The Company filed with FINRA for a 1/200 Reverse Split. On September 27, 2019, the reverse split was approved by FINRA and made effective. Prior to the application of the reverse split, the Company’s stock traded actively on both the OTCBB and then in the OTC Markets. There is no guarantee that history will repeat itself, the Company’s stock may take time to rebuild an active market after the processing of the reverse split. As a result, this could reduce our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could reduce the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Daniels Corporate Advisory’s operational headquarters are located at Parker Towers, 104-60, Queens Boulevard, 12th Floor, Forest Hills, New York 11375. Our office space is provided by Arthur D. Viola, our chief executive officer, director, and controlling stockholder at a monthly rate of approximately $2,100. As our business grows, we may be forced to move to other offices and pay more rent. We believe that our existing facilities are adequate for our current needs for the foreseeable future and if additional space is needed, it would be available on favorable terms at an acceptable location.

Payless Truckers’ operating facility is located at 15138 Mills Road, Gulfport, Missouri 39503. The monthly rental rate is $2,500 over a two-year term.

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

The table below shows the high and low sales prices for our common stock for the periods indicated.

	Price Ranges
Fiscal Year Ended November 30, 2018	High	Low
First Quarter	$0.1000	$0.0200
Second Quarter	0.0800	0.0200
Third Quarter	0.0600	0.0200
Fourth Quarter	0.0200	0.0200

Fiscal Year Ended November 30, 2019
First Quarter	$0.0400	$0.0200
Second Quarter	0.0200	0.0020
Third Quarter	0.0200	0.0002
Fourth Quarter	0.0400	0.0002

There were approximately 211 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name”.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During fiscal year 2019, Daniels, as an incubator, marked several important milestones in fulfilling its Corporate Aim (Aim). That Aim is to achieve the forward earnings momentum and critical mass necessary to achieve major stock exchange consideration for listing. Expectations for listing acceptance are for an 18 to 24-month period, based on the development and subsequent results of the most promising of subsidiary candidates. Management believes generic (start-up opportunity) growth to be the catalyst in meeting the net worth and earnings requirements through employment of limited amounts of capital.

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

However, we believe our options may have improved with the launch of our premier subsidiary, Payless Truckers, Inc. We now have a subsidiary with two business segments each of which has significant growth potential. The “flip” segment, which buys, refurbishes, installs location electronics, advertises and the sells the heavy-duty trucks, has generated the positive cash-flows necessary to cover all the start-up expenses and operational overhead during 2018. Now with all that behind this segment, we expect that with the use of floor plan financing to keep the pipeline primed with an adequate supply to accomplish a total sales goal of $100,000 per week with a positive gross profit per truck. To date, most individual sales have been profitable and we have expectations for significant improvement through the use internally generated funds and favorable cost financing to replace our present high-cost floor plan financing.

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

Reverse Stock Split

All common share amounts (except par value and par value per share amounts) referred to in this Report prior to September 27, 2019 have been retroactively restated to reflect the Company’s one-for-200 reverse capital stock split effective September 27, 2019.

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

We hope to further enhance our plan for growth beginning in our third year by forming joint-ventures and/or partnerships with truck maintenance companies across the United States in key traffic hubs. This will potentially afford independent drivers and operators the opportunity to be serviced by trusted maintenance facilities under our warranty program.

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

Sales and Marketing

Daniels’ senior management will concentrate its efforts to expand its corporate strategy and financial advisory services and related specialties in the mini-cap segment of the private and public markets, where Daniels believes it will be effective. Marketing efforts will increase through social and print media efforts and will be in addition to those methods already mentioned herein.

Daniels’ objective is to create and help manage implementation of accelerated expansion strategies and in so doing, aid in the creation of financing alternatives to accomplish client goals.

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

The “collective” corporate financial services, direct and referral, including merchant banking/private equity, are very competitive and fragmented in the Company’s market niche. There are limited barriers to entry and new competitors frequently enter the market. A significant number of our competitors possess substantially greater resources. We will continue to offer equity compensation to our team in order to keep a stable, cohesive team of professionals, which is necessary and key to the creation of operating and capital solutions in a timely fashion.

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

Liquidity and Capital Resources

As of November 30, 2019, we had $75,914 in cash and cash equivalents and a working capital deficit of $3,772,945.

During the year ended November 30, 2019, net cash provided by operating activities was $154,943 compared to net cash used of $494,001 in 2018. The increase in net cash used in operating activities is primarily attributable to a full fiscal year of operating results from our Payless Truckers, Inc. subsidiary. It recorded sales of $3,836,820 and realized a gross margin of $363,001 during the year.

Net cash used in investing activities was $248,525 for the year ended November 30, 2019, as compared to $42,500 in 2018. The increase is directly attributable to the purchases of a trucks utilized in our credit rebuilding business.

Net cash provided by financing activities was $112,500 for the year ended November 30, 2019, as compared to net cash provided of $593,500 in 2018. The decrease in net cash provided by financing activities is directly related to fewer proceeds received from the issuance of convertible promissory notes and related party loans. During the year ended November 30, 2019, we received proceeds of $115,000 from the issuance of convertible debt to fund operations. This compares to proceeds of $386,000 received from the issuance of convertible debt and $207,500 in loans from related parties received during the year ended November 30, 2018.

Our primary source of liquidity has been proceeds received from the issuance of convertible debt and loans from related parties. Since the creation of our subsidiary, Payless Truckers, Inc., cash flow from the “flip” business of the truck service company has sustained the consolidated group

Financing Activities

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

Comparison of the Year Ended November 30, 2019 to the Year Ended November 30, 2018 Revenues

Sales

Sales for the year ended November 30, 2019 totaled $3,836,820, compared to sales totaling $2,053,655 for the year ended November 30, 2018. Sales increased due to the inclusion of a full year of operating results from our Payless subsidiary, compared to only nine months of operating results from Payless in 2018. Payless’s principal business is to acquire, refurbish, add location electronics, advertise and sell or lease commercial vehicles to drivers and transportation focused customers.

Gross margin

Gross margin is calculated by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margins by revenue. Current gross margins percentages may not be indicative of future gross margin performance.

Gross margin for the year ended November 30, 2019 and 2018 were $363,001 and $162,100, respectively. Gross margin percentage for the year ended November 30, 2019 and 2018 were 9.5% and 7.9%, respectively. The increase in gross margin and gross margin percentage for the current year period is directly attributable to the operations of Payless as described above.

Operating Expenses

Operating expenses for the year ended November 30, 2019 totaled $681,028, compared to operating expenses of $221,707 for the year ended November 30, 2018. The increase of $459,321 in operating expenses is directly due to the inclusion of a full year of operating results from our Payless subsidiary as described above. These operating expenses are comprised principally of compensation, facilities costs and outsourced services. In addition, we increased our use of consulting and professional services during the year ended November 30, 2019 as compared to the prior year

Other Income and Expenses

Net other expenses for the year ended November 30, 2019 totaled $1,289,402, compared to $812,008 in net other expense for the year ended November 30, 2018. The increase of $477,394 is primarily due to in the loss from the change in fair value of derivative liabilities incurred in connection with the issuance of convertible promissory notes, offset in part by an increase in interest expense related to our promissory notes and related party loans.

We recorded interest expense of $570,391 and derivative expense of $254,678 on our convertible promissory notes for the year ended November 30, 2019, compared to interest expense of $291,821 and derivative expense of $731,510 for the year ended November 30, 2018. The increase in interest expense is directly attributable to the amortization of loan discounts.

Additionally, we recorded a loss of $464,333 resulting from the change in fair market value of derivative instruments during the year ended November 30, 2019, compared to a gain of $162,093 resulting from the change in fair market value of derivative instruments during the year ended November 30, 2018.

Lastly, we recognized $49,230 as other income from the reduction of accrued cost estimates to bring the Company current with its financial reporting responsibilities during the year ended November 30, 2018. We did not recognize any similar benefit during the year ended November 30, 2019.

Net Income

The Company incurred a net loss for the year ended November 30, 2019 of $1,607,429, compared to a net loss of $871,615 for the year ended November 30, 2018.

Off-Balance Sheet Arrangements

None.

Inflation

We believe that inflation has not had a material impact on our results of operations for the two years ended November 30, 2019 and 2018, and since inflation rates have generally remained at relatively low levels our operations are not otherwise uniquely affected by inflation concerns.

Going Concern

The accompanying audited condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our auditors, in their report dated March 16, 2020, have expressed substantial doubt about our ability to continue as going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2019 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of November 30, 2019, we determined that certain control deficiencies existed that constituted material weaknesses, as described below:

●	limited documented policies and procedures.

●	we have no audit committee.

●	there is a risk of management override given that our officers have a high degree of involvement in our day to day operations.

●	limited separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of November 30, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Thayer O’Neal Company, LLC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of November 30, 2019.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board. Our executive officers are as follows:

Name	Age	Position
Arthur D. Viola	73	President and Chairman of the Board
Nicholas Viola	71	Chief Executive Officer
Keith L. Voigts	75	Chief Financial Officer

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

Keith L. Voigts was appointed as our chief financial officer on April 15, 2019. Prior to his appointment, Mr. Voigts was, and remains, chief financial officer of our wholly-owned subsidiary, Payless Truckers, Inc. He has served Payless in this capacity since April 1, 2018. Mr. Voigts is a seasoned financial officer/executive of private and public entities and a retired partner of KPMG International. Throughout his career, he contributed to fast-growing companies by creating building blocks for hyper-growth. Mr. Voigts has demonstrated people/interactive skills at the highest levels of corporate America and with financial service providers. Mr. Voigts is highly-experienced in SEC reporting, budgeting and planning, both short and long-term. Mr. Voigts received a degree in Accounting from the University of Iowa and completed subsequent programs at both Harvard and Stanford. He is a certified public accountant (retired).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe there were no applicable reporting persons based on all applicable Section 16(a) filing requirements with respect to transactions during the fiscal years ended November 30, 2019 and November 30, 2018.

Item 11. Executive Compensation.

Executive Officer Compensation

At present Daniels Corporate Advisory has three executive officers. The compensation program for future executives will consist of three key elements which will be considered by a compensation committee to be appointed:

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

Summary Compensation Table

The following table sets forth, for the last two fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2019 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the “Named Officers.” No other executive officer of Daniels Corporate Advisory received compensation in excess of $100,000 during fiscal years 2019 and 2018.

We currently have three executive officers. Our tables reflect the total compensation accrued for the years indicated. The amounts consist of a base salary only for those periods. Due to operating limitations and results of operations during those periods listed there were no performance bonuses or grants of options and or stock incentives. This does not preclude future periods from including such amounts. There was no interest accrued on these amounts nor will we accrue interest on such amounts.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Arthur D. Viola	2019	175,000	-0-	-0-	-0-	-0-	-0-	-0-	175,000
Arthur D. Viola	2018	100,000	-0-	-0-	-0-	-0-	-0-	-0-	100,000

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal years, November 30, 2019 and November 30, 2018:

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

(1) Daniels Corporate Advisory president.

Employment Agreements

As of the date of this report, Daniels Corporate Advisory has employment agreements in place with senior management of both Daniels and its wholly-owned subsidiary, Payless Truckers, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 30, 2019, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of March 13, 2020 there were 27,296,452 shares of common stock issued and outstanding.

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

Beneficial Ownership Table

	Common Stock Beneficially Owned		Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	Percent	Number	Percent
Arthur D. Viola	152,334	0.6	—	0.0
Nicholas D. Viola	730,000	2.9	100,000	100.0
All directors and officers as a group	882,334	3.5	100,000	100.0

Unless otherwise indicated, the address for each of these shareholders is c/o Daniels Corporate Advisory Company, Inc., Parker Towers, 104-60, Queens Boulevard, 12th Floor, Forest Hills, New York 11375. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.

Beneficial ownership is determined in accordance with the rules of the SEC. As of November 30, 2019, there were 25,546,452 shares of our common stock issued and outstanding.

The 100,000 shares of our super voting preferred stock, as amended, owned by Arthur D. Viola gives him the power to vote 66 and 2/3 percent shares of the share vote necessary for any issue requiring a common stock vote.

The voting rights of our common stock contained in our preferred stock along with the 152,334 common shares will provide Mr. Viola with voting rights equal to 66 2/3 votes of all votes in any common stock vote. As a result, Arthur D. Viola is able to influence all matters requiring stockholder approval including the election of directors, merger or consolidation and the sale of all or substantially all of our assets. This concentration of ownership may delay, deter or prevent acts that would result in a change of control, which in turn could reduce the market price of our common stock.

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

	Years Ended
	December 31,
	2019	2018
Audit fees (1)	$72,333	$27,582
Tax fees (2)	—	—
All other fees (3)	—	—

	$72,333	$27,582

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended November 30, 2019 and 2018, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the issuance of consents and other matters relating to registration statements filed by us.

(2)	There were no tax fees billed in these two periods.

(3)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for years ended November 30, 2019 and November 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Daniels Corporate Advisory Company, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Daniels Corporate Advisory Company, Inc (“the Company”), as of November 30, 2019 and 2018, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended November 30, 2019, in conformity with U.S generally accepted accounting principles.

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

Emphasis of a Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements, the Company has suffered recurring losses from operations and working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company’s auditor since 2018

Houston, Texas

March 16, 2020

Daniels Corporate Advisory Company, Inc.

Consolidated Balance Sheets

	November 30,	November 30,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$75,914	$56,996
Accounts receivable	30	77,638
Inventory	504,135	196,664
Prepaid expenses and other current assets	15,187	199,972
Right of use assets	49,212	-
Total current assets	644,478	531,270
Property and equipment, net	257,431	42,500
Total assets	$901,909	$573,770

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,079,884	$460,367
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	709,313	331,049
Derivative liabilities	1,650,520	931,509
Lease liabilities	50,000	-
Related party payables	242,706	217,700
Total current liabilities	4,417,423	2,625,625
Total liabilities	4,417,423	2,625,625

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of November 30, 2019 and 2018, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 25,546,452 and 21,127,402 shares issued and outstanding as of November 30, 2019 and 2018, respectively	25,546	21,127
Additional paid-in capital	7,171,768	7,032,417
Accumulated deficit	(10,648,579)	(9,041,150)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders’ deficit	(3,515,514)	(2,051,855)
Total liabilities and stockholders’ deficit	$901,909	$573,770

The accompanying notes are an integral part of these financial statements.

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended November 30,	Year Ended November 30,
	2019	2018

Sales	$3,836,820	$2,053,655
Cost of goods sold	3,473,819	1,891,555
Gross margin	363,001	162,100
Selling, general and administrative expenses	681,028	221,707
Loss from operations	(318,027)	(59,607)
Other income (expense)
Derivative expense	(254,678)	(731,510)
Gain (loss) on change in derivative liabilities	(464,333)	162,093
Interest income (expense), net	(570,391)	(291,821)
Other income (expense), net	-	49,230
Total other income (expense)	(1,289,402)	(812,008)
Loss before income taxes	(1,607,429)	(871,615)
Provision for income taxes (benefit)	-	-
Net loss	$(1,607,429)	$(871,615)

Basic and diluted earnings (loss) per common share	$(0.07)	$(0.04)

Weighted-average number of common shares outstanding:
Basic and diluted	23,292,729	20,455,186

Comprehensive loss:
Net income (loss)	$(1,607,429)	$(871,615)
Comprehensive income (loss)	$(1,607,429)	$(871,615)

The accompanying notes are an integral part of these financial statements.

Daniels Corporate Advisory Company, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the years Ended November 30, 2019 and 2018

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, November 30, 2017	100,000	$100	17,566,383	$17,566	$6,668,173	$(8,169,535)	$(64,349)	$(1,548,045)

Net income (loss)	-	-	-	-	-	(871,615)	-	(871,615)

Issuance of common stock purchase warrants in connection with the issuance of convertible debenture(s)	-	-	-	-	320,000	-	-	320,000
Conversion of convertible debentures and accrued interest into common stock		-	3,561,019	3,561	14,244	-	-	17,805
Recognition of beneficial conversion features related to convertible debentures	-	-	-	-	30,000	-	-	30,000

Balance, November 30, 2018	100,000	$100	21,127,402	$21,127	$7,032,417	$(9,041,150)	$(64,349)	$(2,051,855)

Net income (loss)	-	-	-	-	-	(1,607,429)	-	(1,607,429)
Issuance of common stock in lieu of cash for accounts payable and other accrued obligations	-	-	1,151,150	1,151	40,258	-	-	41,409
Conversion of convertible debentures and accrued interest into common stock	-	-	3,267,900	3,268	10,426	-	-	13,694
Recognition of beneficial conversion features related to convertible debentures	-	-	-	-	88,667	-	-	88,667

Balance, November 30, 2019	100,000	$100	25,546,452	$25,546	$7,171,768	$(10,648,579)	$(64,349)	$(3,515,514)

The accompanying notes are an integral part of these financial statements.

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended November 30,	Year Ended November 30,
	2019	2018
Cash flows from operating activities of continuing operations:
Net loss	$(1,607,429)	$(871,615)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	33,594	-
Amortization of debt discount	368,125	58,333
Derivative expense	254,678	731,510
Gain (loss) on change in derivative liabilities	464,333	(162,093)
Changes in operating assets and liabilities:
Accounts receivable	77,607	(77,638)
Inventory	(307,471)	(196,664)
Prepaid expenses and other current assets	184,785	(199,972)
Right of use assets and lease liabilities	788	-
Accounts payable and accrued liabilities	660,927	224,138
Related party payables	25,006	-
Net cash provided by (used in) operating activities	154,943	(494,001)

Cash flows from investing activities:
Purchase of fixed assets	(248,525)	(42,500)
Net cash used in financing activities	(248,525)	(42,500)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	115,000	386,000
Proceeds from related party payables	-	207,500
Repayments of convertible debentures	(2,500)	-
Net cash provided by financing activities	112,500	593,500

Net increase in cash and cash equivalents	18,918	56,999
Cash and cash equivalents at beginning of year	56,996	(3)
Cash and cash equivalents at end of year	$75,914	$56,996

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to reduce accounts payable and other accrued obligations	$41,409	$-
Conversion of convertible debentures and accrued interest into common stock	$13,694	$17,806
Discount for issuance costs and/or beneficial conversion features on convertible debentures	$88,667	$30,000

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2019 AND NOVEMBER 30, 2018

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

Inventory

Inventory consists of well-maintained, class 8 heavy duty trucks primarily acquired at auction. Inventory is valued at the lower of cost (first in, first out) or market value. An allowance for potential non-saleable inventory due to movement, current conditions or obsolescence is based upon a review of inventory quantities, past history and expected future usage. The Company believes that no write-down for slow moving or obsolete inventory is necessary as of November 30, 2019.

Convertible Instruments

The Company evaluates and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

Comprehensive Loss

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

Revenue and Cost Recognition

We recognize revenue when we satisfy performance obligations by the transfer of control of products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. We recognize revenue from class 8 heavy duty truck sales to customers when we satisfy our performance obligation, at a point in time, when title to the truck is transferred to the customer and collection of cash is certain. Delivery or shipping charges billed to customers, if applicable, are included in product sales and the related shipping costs are included in cost of goods sold. We also recognize revenue from the rental of class 8 heavy-duty trucks to customers. Revenue from these truck rental agreements is recognized based upon the passage of time over the term of the arrangement once control of the underlying asset has been transferred to the customer. The arrangements require weekly payments, and the customer may cancel the agreement at any time by notifying the Company in writing at least 30 days before such termination.

Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. We had accounts receivable totaling $30 and $77,638 as of November 30, 2019 and 2018, respectively.

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

As a result of the adoption of ASC 842 on December 1, 2018, the Company recorded both operating lease ROU assets of $22,910 and operating lease liabilities of $22,910. As of November 30, 2019, operating lease ROU assets totaled $49,212 and operating lease liabilities totaled $50,000. The adoption did not impact the Company’s beginning retained earnings, or prior year consolidated statements of income and statements of cash flows.

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

Reverse Stock Split

All common share amounts (except par value and par value per share amounts) referred to in this Report prior to September 27, 2019 have been retroactively restated to reflect the Company’s one-for-200 reverse capital stock split effective September 27, 2019.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with partial early adoption permitted for eliminated disclosures. The method of adoption varies by the disclosure. The Company is currently evaluating the impact that adopting this guidance will have on the consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company currently rents space from Arthur Viola, the Company’s president and chairman. This is a month to month rental and there is no commitment beyond each month. The monthly rent expense is $2,100.

Effective December 15, 2016, Arthur Viola entered into a $685,000 convertible promissory note agreement with the Company and forgave all remaining amounts outstanding at that time. The note matures on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common stock at a discount to market of 50% at any time. No repayment or conversion of the note occurred as of November 30, 2019, and no notice of default has been issued.

For the years ended November 30, 2019 and 2018, Arthur Viola was entitled to receive a salary of $175,000 and $100,000, respectively. Mr. Viola has deferred cash payment on these amounts, in addition to his base salary of $100,000 from 2017, in an effort to help the Company fund its operations. At November 30, 2019 and 2018, the total amount of unpaid accrued compensation owed to Mr. Viola was $369,303 and $194,277, respectively. These amounts are included in accounts payable.

During 2016, Arthur Viola infused $10,200 in advances for working capital. These funds were advanced interest free with no payback terms of twelve months and one day. No repayments have been made against these advances as of November 30, 2019.

Since its formation in 2018, the Company’s wholly-owned subsidiary PayLess Truckers, Inc. has received loan proceeds aggregating $232,506 from a related party to help fund the subsidiary’s operations. The loan currently bears no interest and is payable on demand. The Company has imputed interest on this obligation at a rate of 10% per annum, which the Company believes is appropriate and represents a market lending rate based upon other debt financings. For the years ended November 30, 2019 and 2018, imputed interest of $10,150 and $7,458, respectively, has been recorded in the Company’s financial statements.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the year ended November 30, 2019, the Company incurred a net loss of $1,607,429 and had a working capital deficit of $3,772,945. The Company has relied, in large part, upon debt financing to fund its operations. As of November 30, 2019, the Company had outstanding indebtedness, net of discounts, of $1,394,313 and had $75,914 in cash.

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

The Company generated $3,836,820 in revenue and $154,943 in positive cash flow from operations during the year ended November 30, 2019. The Company now believes that it is well positioned to generate significant revenue and cash flows from its operations. However, even if the Company is successful in executing its plan, the Company may not generate enough revenue to satisfy all of its current obligations as they become due in addition to its outstanding indebtedness. Until the Company consistently generates positive cash flow from its operations, or successfully satisfies, refinances or replaces its current indebtedness, there is substantial doubt as to the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company is unable to operate as a going concern.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company currently has no long-term commitments.

Contingencies

None.

NOTE 6 - LEASES

The Company has entered into operating leases primarily for real estate. These leases have terms which range from one year to two years, and often include one or more options to renew. The Company recognizes on the balance sheet at the time of lease commencement or modification a right of use (“RoU”) operating lease asset and a lease liability, initially measured at the present value of the lease payments. Lease costs are recognized in the income statement over the lease term on a straight-line basis. RoU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease.

Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recorded ROU assets of $49,212 in assets and lease liabilities of $50,000 for operating leases as of November 30, 2019. For the year ended November 30, 2019, the Company recognized approximately $3,288 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating right-of-use assets and related lease liabilities were as follows:

Cash paid for operating lease liabilities	$3,288
Weighted-average remaining lease term (in years)	1.9
Weighted-average discount rate	10.0%
Minimum future lease payments	57,500

The following table presents the Company’s future minimum lease obligation under ASC 840 as of November 30, 2019:

2020 fiscal year	$30,000
2021 fiscal year	$27,500

NOTE 7 - INCOME TAXES

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended November 30, 2019 and 2018:

	November 30, 2019	November 30, 2018
Tax provision (recovery) at effective tax rate (21%)	$(337,560)	$(183,039)
Change in valuation reserve	337,560	183,039
Tax provision (recovery), net	$–	$–

As of November 30, 2019, the Company had approximately $10.6 million in net operating loss carry forwards for federal income tax purposes which expire between 2020 and 2038. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	November 30, 2019	November 30, 2018
Net operating loss carry forwards available at effective tax rate (21%)	$2,236,000	$1,899,000
Valuation Allowances	(2,236,000)	(1,899,000)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $2.2 million at November 30, 2019. The Company did not utilize any NOL deductions for the full fiscal year ended November 30, 2019.

NOTE 8 - NOTES PAYABLE

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of November 30, 2019, the note balance was $55,224 and all associated loan discounts were fully amortized.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of November 30, 2019, the note balance was $100,297 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of November 30, 2019, the note balance was $4,000 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. The Company amended its convertible note agreement to allow for additional principal borrowings. As of November 30, 2019, the note balance was $97,000 and all associated loan discounts were fully amortized.

On October 15, 2018, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $350,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on July 15, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.67% to 2.70%; Dividend rate of 0%; and, historical volatility rates ranging from 390% to 423%. As of November 30, 2019, the note balance was $350,000 and all associated loan discounts were fully amortized.

On February 14, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $57,750, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on November 14, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 2.54%; Dividend rate of 0%; and, historical volatility rates ranging from 139% to 1,467%. As of November 30, 2019, the note balance was $57,750 and all associated loan discounts were fully amortized.

On July 22, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $75,250, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on April 22, 2020. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 1.95%; Dividend rate of 0%; and, historical volatility rates ranging from 1,313% to 1,467%. As of November 30, 2019, the note balance was $75,250 and the remaining balance on the associated loan discounts were $30,208.

NOTE 9 - DERIVATIVE LIABILITIES

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

The Company’s derivative liability is an embedded derivative associated with some of the Company’s convertible promissory notes. The convertible promissory notes are hybrid instruments which contain embedded derivative features which individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4. The embedded derivative features include the conversion features to the notes. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liabilities have been bifurcated from the debt host contract and recorded as derivative liabilities resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The embedded derivative within the notes have been valued using the Black Scholes approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

As of November 30, 2019 and 2018, the estimated fair value of derivative liabilities were determined to be $1,650,520 and $931,509, respectively. During the year November 30, 2019, the Company recognized additional derivative liabilities of $254,678, compared to $731,511 during the year ended November 30, 2018. The change in the fair value of derivative liabilities for the years ended November 30, 2019 and 2018 was a loss of $464,333 and a gain of $162,093, respectively, on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed ay November 30, 2018:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	931,509	–	–	931,509	931,509
Total derivative liabilities	$931,509	$–	$–	$931,509	$931,509

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed November 30, 2019:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	1,650,520	–	–	1,650,520	1,650,520
Total derivative liabilities	$1,650,520	$–	$–	$1,650,520	$1,650,5209

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended November 30, 2019 and 2018:

Derivative Liabilities
Fair value, November 30, 2017	$362,091
Additions	731,511
Change in fair value	(162,093)
Fair value, November 30, 2018	931,509
Additions	254,678
Change in fair value	464,333
Fair value, November 30, 2019	$1,650,520

NOTE 10 – STOCKHOLDERS’ EQUITY

During year ended November 30, 2018, the Company issued 3,561,019 shares of common stock in exchange for the conversion of $17,805 of principal and interest payable on convertible debt principal.

On January 9, 2019, the Company issued 1,054,250 shares of its common stock in exchange for the conversion of $6,325 of convertible debt principal.

On January 15, 2019, the Company issued 1,054,250 shares of its common stock in exchange for the conversion of $6,325 of convertible debt principal.

On September 27, 2019, FINRA approved a one-for-200 reverse split of the Company’s common stock. All common share amounts (except par value and par value per share amounts) referred to in this Report prior to September 27, 2019 have been retroactively restated to reflect the one-for-200 reverse capital stock.

On October 10, 2019, the Company issued 1,159,400 shares of its common stock in exchange for the conversion of $1,043 of convertible debt principal.

On October 11, 2019, the Company issued 1,151,150 shares of its common stock in lieu of cash to satisfy certain accounts payable owed to a service provider.

NOTE 11 - LEGAL PROCEEDINGS

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

NOTE 12 – SEGMENT INFORMATION

The Company views its operations and manages its business as one segment. The Company business is to acquire, refurbish, add location electronics, advertise and either sell or lease its commercial vehicles to independent drivers and operators. The Company’s customers represent a single market or segment. As such, the Company makes operating decisions and assesses financial performance only for the Company as a whole and does not make operating decisions or assess financial performance from the sale or lease of commercial vehicles individually.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to November 30, 2019 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On February 7, 2020, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission for an aggregate of 7,500,000 shares of the Company’s common stock, $0.001 par value per share, that are subject to issuance by the Company under the Company’s Employees, Officers, Directors, and Consultants Stock Plan for the Year 2018.

On February 24, 2020, the Company executed a term sheet with an institutional investor for capital funding to be provided in monthly installments via the issuance of a Series B callable preferred stock. The initial tranche is expected to yield $70,000 in net proceeds. The Company has designated 1.0 million preferred shares with a stated value of $1.00 per share for the one-year financing period. The proceeds will be used to acquire new vehicles for the Company’s credit enhancement leasing program.

2.	List of Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

+ Management contract or compensatory plan or arrangement.

32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Date: March 16, 2020	By:	/s/ NICHOLAS VIOLA
Nicholas Viola
Chief Executive Officer

Date: March 16, 2020	By:	/s/ KEITH L. VOIGTS
Keith L. Voigts
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ NICHOLAS VIOLA	Chief Executive Officer	March 16, 2020
Nicholas Viola	(Principal Executive Officer)

/S/ KEITH L. VOIGTS	Chief Financial Officer	March 16, 2020
Keith L. Voigts	(Principal Financial and Accounting Officer)

33