Form 10-K/A
period 2019-11-30
Daniels Corporate Advisory Company, Inc.
filed 2020-03-17
CIK 1498291

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Daniels Corporate Advisory Company, Inc. for the fiscal year ended November 30, 2019, as filed with the Securities and Exchange Commission on March 16, 2019 (the “Original Filing”).

Daniels Corporate Advisory Company, Inc. is filing this Amendment, for the sole purpose of correcting an administrative error in the report of independent registered public accounting firm by Thayer O’Neal Company, LLC to the Original Filing, to update the correct name of the city of the Company’s auditing firm, Thayer O’Neal Company, LLC. This Form 10-K/A does not change or update any of the other disclosures contained in the Original Filing.

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

Sugar Land, Texas

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