Form 10-Q
period 2020-02-29
Daniels Corporate Advisory Company, Inc.
filed 2020-04-14
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

(347) 242-3148

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 14, 2020, the Registrant had 27,296,452 shares of Common Stock outstanding.

Daniels Corporate Advisory Company, Inc.

INDEX TO FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets at February 29, 2020 (Unaudited) and November 30, 2019	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss and for the Three Months Ended February 29, 2020 and February 28, 2019 (Unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended February 29, 2020 and February 28, 2019 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

SIGNATURES		26

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Balance Sheets

	February 29, 2020	November 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,458	$75,914
Accounts receivable	602	30
Inventory	476,892	504,135
Prepaid expenses and other current assets	—	15,187
Right of use assets	42,942	49,212
Total current assets	579,894	644,478
Property and equipment, net	285,134	257,431
Total assets	$865,028	$901,909
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,147,271	$1,079,884
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	769,809	709,313
Derivative liabilities	2,585,069	1,650,520
Lease liabilities	43,750	50,000
Related party payables	233,445	242,706
Total current liabilities	5,464,344	4,417,423
Total liabilities	5,464,344	4,417,423
Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of February 29, 2020 and November 30, 2019, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 27,296,452 and 25,546,452 shares issued and outstanding as of February 29, 2020 and November 30, 2019, respectively	27,296	25,546
Additional paid-in capital	7,193,018	7,171,768
Accumulated deficit	(11,755,381)	(10,648,579)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders’ deficit	(4,599,316)	(3,515,514)
Total liabilities and stockholders’ deficit	$865,028	$901,909

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended February 29,	Three Months Ended February 28,
	2020	2019
Sales	$1,293,386	$506,883
Cost of goods sold	1,098,340	503,594
Gross margin	195,046	3,289
Selling, general and administrative expenses	273,870	107,802
Income (loss) from operations	(78,824)	(104,513)
Other income (expense)
Derivative expense	—	(104,179)
Gain (loss) on change in derivative liabilities	(934,549)	111,698
Interest income (expense), net	(88,993)	(177,239)
Other income (expense), net	(4,436)	—
Total other income (expense), net	(1,027,978)	(169,720)
Loss before income taxes	(1,106,802)	(274,233)
Provision for income taxes (benefit)	—	—
Net loss	$(1,106,802)	$(274,233)
Basic and diluted loss per common share	$(0.04)	$(0.00)
Weighted-average number of common shares outstanding:
Basic and diluted	25,972,276	22,193,111

Comprehensive loss:
Net loss	$(1,106,802)	$(274,233)
Comprehensive loss	$(1,106,802)	$(274,233)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

Three Months Ended February 28, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Deficit

Balance, November 30, 2018	100,000	$100	21,127,402	$21,127	$7,032,417	$(9,041,150)	$(64,349)	$(2,051,855)

Net loss	—	—	—	—	—	(274,233)	—	(274,233)

Conversion of convertible debentures and accrued interest into common stock	—	—	2,108,500	2,109	10,542	—	—	12,651

Recognition of beneficial conversion features related to convertible debentures	—	—	—	—	38,500	—	—	38,500

Balance, February 28, 2019	100,000	$100	23,235,902	$23,236	$7,081,459	$(9,315,383)	$(64,349)	$(2,274,937)

Three Months Ended February 29, 2020

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Deficit

Balance, November 30, 2019	100,000	$100	25,546,452	$25,546	$7,171,768	$(10,648,579)	$(64,349)	$(3,515,514)

Net loss	—	—	—	—	—	(1,106,802)	—	(1,106,802)

Issuance of common stock in exchange for consulting, professional and other services	—	—	1,750,000	1,750	21,250	—	—	23,000

Balance, February 29, 2020	100,000	$100	27,296,452	$27,296	$7,193,018	$(11,755,381)	$(64,349)	$(4,599,316)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended February 29,	Three Months Ended February 28,
	2020	2019
Cash flows from operating activities of continuing operations:
Net loss	$(1,106,802)	$(274,233)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	10,902	6,221
Amortization of debt discount	20,496	119,236
Common stock issued in exchange for fees and services	23,000	—
Derivative expense	—	104,179
Loss (gain) on change in derivative liabilities	934,549	(111,698)
Changes in operating assets and liabilities:
Accounts receivable	(572)	77,638
Inventory	27,243	(122,342)
Prepaid expenses and other current assets	18,190	199,972
Right of use assets and lease liabilities	21	—
Accounts payable and accrued liabilities	64,382	254,124
Related party payables	(9,260)	500
Net cash provided by (used in) operating activities	(17,851)	253,597

Cash flows from investing activities:
Purchase of fixed assets	(38,605)	(195,229)
Net cash used in investing activities	(38,605)	(195,229)

Cash flows from financing activities:
Proceeds from issuance of notes payable	50,000	50,000
Repayments of notes payable	(10,000)	—
Net cash provided by financing activities	40,000	50,000

Net increase in cash and cash equivalents	(16,456)	108,368
Cash and cash equivalents at beginning of period	75,914	56,996
Cash and cash equivalents at end of period	$59,458	$165,364

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable and accrued interest into common stock	$—	$12,651
Discount for issuance costs and/or beneficial conversion features on notes payable	$2,500	$38,500

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

The Company formed Payless Truckers, Inc. (“Payless”), a wholly-owned subsidiary which was incorporated in the State of Nevada, on April 11, 2018. Payless is a start-up trucking company whose principal business is to acquire, refurbish, add location electronics, advertise and sell or lease commercial vehicles to long haul drivers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have prepared the accompanying consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). We believe these consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of our consolidated financial position and consolidated results of operations for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended November 30, 2019 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020. The results of operations for the three months ended February 29, 2020, are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2020.

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

Inventory

Inventory consists of well-maintained, class 8 heavy duty trucks primarily acquired at auction. Inventory is valued at the lower of cost (first in, first out) or net realizable value. An allowance for potential non-saleable inventory due to movement, current conditions or obsolescence is based upon a review of inventory quantities, past history and expected future usage. The Company believes that no write-down for slow moving or obsolete inventory is necessary as of February 29, 2020.

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

Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. We had accounts receivable totaling $602 and $30 as of February 29, 2020 and November 30, 2019, respectively.

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

Reverse Stock Split

All common share amounts (except par value and par value per share amounts) referred to in these financial statements have been retroactively adjusted to reflect the Company’s one-for-200 reverse capital stock split effective September 27, 2019.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company currently rents space from our president, Mr. Arthur Viola. This is a month to month rental and there is no commitment beyond each month. The monthly rent expense is $2,100.

Effective December 15, 2016, Mr. Viola entered into a $685,000 convertible promissory note agreement with the Company and forgave all remaining amounts outstanding at that time. The note matured on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common stock at a discount to market of 50% at any time. No repayment or conversion of the note occurred as of February 29, 2020, and no notice of default has been issued. See Note 8.

During 2016, Mr. Viola personally funded $10,200 in expenses on behalf of the Company. These advances were made interest free with no maturity date. No repayments have been made against these advances as of February 29, 2020.

Mr. Viola is entitled to receive a salary of $175,000 annually. Mr. Viola has deferred all cash payments of his base salary in an effort to help the Company fund its operations. At February 29, 2020 and November 30, 2019, the total amount of accrued compensation owed to Mr. Viola was $410,303 and $369,303, respectively. These amounts are included in accounts payable.

Since its formation in 2018, the Company’s wholly-owned subsidiary Payless Truckers, Inc. has received net loan proceeds aggregating $223,245 from a related party to help fund the subsidiary’s operations. The loan currently bears no interest and is payable on demand. The Company has imputed interest on this obligation at a rate of 10% per annum, which the Company believes is appropriate and represents a market lending rate based upon other debt financings.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the three months ended February 29, 2020, the Company incurred net losses of $1,106,802 and had negative cash flows from operating activities of $17,851. The Company has relied, in large part, upon debt financing to fund its operations. As of February 29, 2020, the Company had outstanding indebtedness, net of discounts, of $1,454,809 and had $59,458 in cash.

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

The Company is expanding its operations through its leasing program. Its believes that it is well positioned to generate significant recurring revenue and cash flows required to sustain its operations. However, even if the Company is successful in executing its plan, the Company may not generate enough revenue to satisfy all of its current obligations as they become due in addition to its outstanding indebtedness. Until the Company consistently generates positive cash flow from its operations, or successfully satisfies, refinances or replaces its current indebtedness, there is substantial doubt as to the Company’s ability to continue as a going concern.

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

Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recorded ROU assets of $42,942 in assets and lease liabilities of $43,750 for operating leases as of February 29, 2020. For the three months ended February 29, 2020, the Company recognized approximately $7,521 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating right-of-use assets and related lease liabilities were as follows:

Cash paid for operating lease liabilities	$7,500
Weighted-average remaining lease term (in years)	1.6
Weighted-average discount rate	10.0%
Minimum future lease payments	50,000

The following table presents the Company’s future minimum lease obligation under ASC 840 as of November 30, 2019:

2020 fiscal year	$22,500
2021 fiscal year	$27,500

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

NOTE 8 - INCOME TAXES

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the three months ended February 29, 2020 and February 28, 2019:

	February 29, 2020	February 28, 2019
Tax provision (recovery) at effective tax rate (21%)	$(232,428)	$(57,589)
Change in valuation reserve	232,428	57,589
Tax provision (recovery), net	$–	$–

As of February 29, 2020, the Company had approximately $11.8 million in net operating loss carry forwards for federal income tax purposes which expire at various dates through 2037. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	February 29, 2020	November 30, 2019
Net operating loss carry forwards available at effective tax rate (21%)	$2,469,000	$2,236,000
Valuation Allowances	(2,469,000)	(2,236,000)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $2,469,000 at February 29, 2020. The Company did not utilize any NOL deductions for the three months ended February 29, 2020.

NOTE 9 - NOTES PAYABLE

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of February 29, 2020, the note balance was $55,224 and all associated loan discounts were fully amortized.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. On January 9, 2019, $6,325 of principal was converted into 210,850,000 shares of the Company’s common stock. On January 15, 2019, $6,325 of principal was converted into 210,850,000 shares of the Company’s common stock. See Note 11. As of February 29, 2020, the note balance was $100,297 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of February 29, 2020, the note balance was $4,000 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from ..03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. The Company amended its convertible note agreement to allow for additional principal borrowings. As of February 29, 2020, the note balance was $97,000 and all associated loan discounts were fully amortized.

On October 15, 2018, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $350,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on July 15, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.67% to 2.70%; Dividend rate of 0%; and, historical volatility rates ranging from 390% to 423%. As of February 29, 2020, the note balance was $350,000 and all associated loan discounts were fully amortized.

On February 14, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $57,750, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on November 14, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.53% to 2.540%; Dividend rate of 0%; and, historical volatility rates ranging from 309% to 339%. As of February 29, 2020, the note balance was $57,750 and all associated loan discounts were fully amortized.

On July 22, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $75,250, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on April 22, 2020. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 1.95%; Dividend rate of 0%; and, historical volatility rates ranging from 1,313% to 1,467%. As of February 29, 2020, the note balance was $75,250 and the remaining balance on the associated loan discounts were $10,069.

On January 31, 2020, the Company issued a promissory note to GC Capital Partners, LLC in the amount of $52,500, unsecured, with principal amounts payable in monthly installments of $10,000 until maturity on August 26, 2020. The note had an original issuance discount of $2,500, which will be amortized on a straight-line basis over the life of the note. As of February 29, 2020, the note balance was $42,500 and the remaining balance on the associated loan discounts were $2,143.

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

As of February 29, 2020 and November 30, 2019, the estimated fair value of derivative liability was determined to be $2,585,069 and $1,650,520, respectively. The change in the fair value of derivative liabilities for the three months ended February 29, 2020 was $934,549 resulting in an aggregate loss on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at November 30, 2019:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$1,650,520	$–	$–	$1,650,520	$1,650,520
Total derivative liabilities	$1,650,520	$–	$–	$1,650,520	$1,650,520

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at February 29, 2020:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$2,585,069	$–	$–	$2,585,069	$2,585,069
Total derivative liabilities	$2,585,069	$–	$–	$2,585,069	$2,585,069

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended February 29, 2020:

Derivative Liabilities
Fair value, November 30, 2019	1,650,520
Change in fair value	934,549
Fair value, February 29, 2020	$2,585,069

NOTE 11 – EQUITY

The Company is authorized to issue two classes of shares being designated preferred stock and common stock.

Common Stock

The number of shares of common stock authorized is 6,000,000,000, par value $0.001 per share. At February 29, 2020 and November 30, 2019, the Company had 27,296,452 and 25,546,452 shares of common stock, respectively, issued and outstanding.

During the three months ended February 29, 2020, the Company issued 1,750,000 shares of common stock valued at $23,000 in exchange for consulting, professional and other services.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to February 29, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

PART I

ITEM 2. MANAGEMNT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

During the first quarter of our fiscal year 2020, Daniels, as an incubator, continued to build upon earlier milestones in fulfillment of its corporate aim. Forward momentum continues in the form of positive cash flows as we move toward net profits in our Payless Truckers, Inc. subsidiary. Management believes momentum will continue. The significant health risks we and the Country are facing and the eventual restart of approximately thirty percent of the US GDP will present unexpected ways our Payless subsidiary can participate and shine, unfortunate at the expense of many. Even with the start of economic dislocations, the seven trucks in our “rent to own” fleet are generating collective gross monthly rentals of $21,000. The rental fleet is expected to be added to throughout the balance of the fiscal year. During the quarter, a callable preferred stock financing of up to $1.0 million was arranged at a stated value of $1 per preferred share. This financing is expected to add one additional truck each month to the program/rentals in addition to incremental working capital to start the build-out of an infrastructure that will support the one hundred truck goal of our initial expansion phase.

Management believes handpicked client (subsidiary) candidates (generic start-up opportunities manned with great operating managements) will continue to be our engine for growth and eventually the catalyst in meeting the net worth and earnings requirements for major exchange listing.

Our corporate securities packages (including stock, warrants, rights and debt) should become more acceptable as liquid forms of finance to broker-dealers, investment bankers, private equity firms and the retail investor at meetings. Conversations are on-going with long term lenders including asset based that should help leverage our equity capital and accelerate the expected growth of our fleet.

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

The Payless two-segment trucking model represents a streamlined Transportation Services Company; one Daniels believes can be restructured/redirected to survive any potential future slow-downs in the economy. The model was developed to allow for the maximum utilization of each truck as it is put into immediate service in numbers that are manageable without causing excess capacity. Top brand/model Tractors with low mileage are handpicked by our operations team - a family with three generations in automotive/trucking. Our drivers continue to be handpicked for their driving skills and their established hauling networks. They rent/switch trailers to meet the available work on Load Boards or haul for major hauling companies using hauling company trailers. Due to the current dislocations in every industry due to the Coronavirus, our independent contractor drivers are constantly on the road.

We hope to further enhance our plan for growth beginning in our second year by forming joint-ventures and/or partnerships with truck maintenance companies across the United States in key traffic hubs. This will potentially afford independent drivers and operators the opportunity to be serviced by trusted maintenance facilities under our warranty program.

Business Strategy - Current Operational Strategy & Current Client Projects

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

One of the Company’s primary objectives is to be listed on a major exchange listing. Senior management is estimating at least twenty-four months from commencement of a corporate strategy assignment. Financial results, aided by all participating players, should be forthcoming and recorded in SEC filings. At the same time, a senior management team and Board expanded with highly-credible interim (or permanent) professionals (directors) will be organized in order to successfully navigate the listing process of a major stock exchange. While Daniels believes this process should be successful in the above-noted time period, there is some uncertainty in the process which is dependent upon any past issues the listing committee of a specific exchange may deem necessary to be addressed prior to uplifting. In addition, it may take added time to find the appropriate outside directors that can not only satisfy the listing committee of the exchange but who can also provide added networking/services to build the parent’s and subsidiary’s potential for accelerated growth.

A similar effort will be provided to tailor an optimum growth program for the private company client, whether it chooses to remain private or to become a public company through alternative merger opportunities.

Growth Strategy - Short-Term Objectives

Daniels’ believes that the validity of its corporate strategy model is proven through the success of its initial subsidiary incubation, Payless Truckers, Inc. The growing momentum of this cash flow engine is generating the interest of long-term financing sources. They recognize the obvious - the cash flows from the fleet truck program can cover significant debt service on longer term financing which can accelerate the levered growth of the Company. Daniels has used its publicly-traded common stock in a variety of securities packages, including convertible preferred stock, to launch its premier subsidiary start-up, (Payless Truckers) and will do so for other start-up opportunities being reviewed. Initial subsidiaries (start-up clients) are those that can generate significant return on invested capital so that growth acceleration comes from generic sales/profit growth. Alternative growth options - joint-ventures, marketing agreements, acquisitions/LBO’s - will be applied secondarily as external growth opportunities are entered into to bring the start-up (now considered an early-stage company) to critical mass for stability.

Senior management believes our corporate strategy business model - as an incubator of subsidiary / spin-off companies - to be scalable. Based upon the potential success of the initial corporate strategy consulting assignments creating Daniels’ uplifting to a major stock exchange, Daniels (the publicly traded Exchange listed parent incubator with sophisticated senior advisory and capital raised at very advantageous rates) - may entertain the creation of a franchising program for key US cities and foreign finance centers.

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

The above competitive considerations are no longer considered by senior advisory/oversight management to be as important as they once were. More importantly, we are now known for the success of our visionary growth strategies and their execution in the development and launch of our premier subsidiary - Payless Truckers Inc. The return on investment on early stages of our developing 100 truck fleet should generate the positive cash flow that will eventually create excess profits and help launch other promising new candidates (start-up clients) as subsidiary deals.

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

Liquidity and Capital Resources

As of February 29, 2020, we had $59,458 in cash and cash equivalents and a working capital deficit of $4,884,450.

Net cash used in operating activities was $17,851 for the three months ended February 29, 2020, compared to net provided by operating activities of $253,597 during the three months ended February 28, 2019. The increase in net cash used in operating activities is primarily attributable to the change in our working capital assets, in particular accounts payable and accrued liabilities.

Net cash used in investing activities was $38,605 for the three months ended February 29, 2020, compared to $195,229 during the three months ended February 28, 2019. The decrease is directly attributable to the number of trucks purchased for use in our credit rebuilding business line.

Net cash provided by financing activities was $40,000 for the three months ended February 29, 2020, compared to net cash provided of $50,000 during the three months ended February 28, 2019. The decrease in net cash provided by financing activities is directly related to the partial repayment of a promissory note.

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

Comparison of the Three Months Ended February 29, 2020 to the Three Months Ended February 28, 2019 Results of Operations

Sales

Sales totaled $1,293,386 which were comprised of (i) $1,169,593 from the resale of refurbished trucks and (ii) $123,787 from vehicle rental agreements for the three months ended February 29, 2020, compared to sales of $506,883 which were comprised of (i) $447,823 from the resale of refurbished trucks and (ii) $59,060 from vehicle rental agreements during the three months ended February 28, 2019.

Gross margin

Gross margin is calculated by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing gross margins by revenue. Current gross margins percentages may not be indicative of future gross margin performance. Gross margin totaled $195,046 for the three months ended February 29, 2020, compared to $3,289 during the three months ended February 28, 2019, respectively. Gross margin percentage was 15.1% and 0.6% for the three months ended February 29, 2020 and February 28, 2019, respectively. The increase in gross margin and gross margin percentage for the current year period is directly attributable to the operations of Payless.

Operating Expenses

Operating expenses are primarily comprised of compensation, facilities costs and outsourced services. Operating expenses totaled $273,870 for the three months ended February 29, 2020, compared to operating expenses of $107,802 during the three months ended February 28, 2019 representing an increase of $166,068 or 154.1%. The increase in operating expenses is generally related to the increase in operating activities at Payless.

Other Expenses

Other expenses totaled $1,027,978 for the three months ended February 29, 2020, compared to other expenses of $169,720 during the three months ended February 28, 2019 representing an increase of $858,258 or 505.7%. Interest expense decrease to $88,993 for the three months ended February 29, 2020 from $177,239 during the three months ended February 28, 2019. The decrease in interest expense is due to less amortization of debt discounts attributable to our notes payable. We recorded a loss from the change in fair value of derivative liabilities of $934,549 during the three months ended February 29, 2020, compared to a gain from the change in fair value of derivative liabilities of $111,698 during the three months ended February 28, 2019.

Net Income

The Company incurred a net loss of $1,106,802 for the three months ended February 29, 2020, compared to a net loss of $274,233 incurred during the three months ended February 28, 2019. The increase in our net loss is largely attributable to approximately $966,000 in non-cash charges related to the depreciation of fixed assets, amortization of debt discounts, and change in fair value of derivative liabilities.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of February 29, 2020. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of February 29, 2020, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and CFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of February 29, 2020, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 29, 2020 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of February 29, 2020, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, our CEO and CFO have concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2019 filed with the SEC on March 16, 2020.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended February 29, 2020, the Company issued 1,750,000 shares of its common stock of valued at $23,000 in exchange for consulting, professional and other services.

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

Signature	Title	Date

/S/ NICHOLAS VIOLA	Chief Executive Officer	April 14, 2020
Nicholas Viola	(Principal Executive Officer)

/S/ KEITH L. VOIGTS	Chief Financial Officer	April 14, 2020
Keith L. Voigts	(Principal Financial and Accounting Officer)

