Form 10-Q
period 2020-05-31
Daniels Corporate Advisory Company, Inc.
filed 2020-07-15
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

As of July 14, 2020, the Registrant had 30,088,452 shares of Common Stock outstanding.

Daniels Corporate Advisory Company, Inc.

PART I – FINANCIAL INFORMATION

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Balance Sheets (Unaudited)

May 31, 2020 and November 30, 2019

	May 31,	November 30,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$200,383	$75,914
Accounts receivable	14,058	30
Inventory	325,429	504,135
Prepaid expenses and other current assets	-	15,187
Right of use assets	42,942	49,212
Total current assets	582,812	644,478
Property and equipment, net	309,903	257,431
Total assets	$892,715	$901,909

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,100,805	$1,079,884
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	759,111	709,313
Derivative liabilities	3,301,529	1,650,520
Lease liabilities	43,750	50,000
Related party payables	301,242	242,706
Total current liabilities	6,191,437	4,417,423
Total liabilities	6,191,437	4,417,423

Commitments and contingencies	-	-

Preferred Stock:
Redeemable convertible preferred stock, Series B, $0.001 par value. 1,000,000 shares authorized; 176,000 and 0 shares issued and outstanding as of May 31, 2020 and November 30, 2019, respectively	23,991	-

Stockholders’ Deficit:
Series A preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of May 31, 2020 and November 30, 2019, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 28,658,452 and 25,546,452 shares issued and outstanding as of May 31, 2020 and November 30, 2019, respectively	28,658	25,546
Additional paid-in capital	7,193,495	7,171,768
Accumulated deficit	(12,480,617)	(10,648,579)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders’ deficit	(5,322,713)	(3,515,514)
Total liabilities, preferred stock and stockholders’ deficit	$892,715	$901,909

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three and Six Months Ended May 31, 2020 and 2019

	Three Months Ended May 31,	Three Months Ended May 31,	Six Months Ended May 31,	Six Months Ended May 31,
	2020	2019	2020	2019

Sales	$797,925	$1,096,375	$2,091,311	$1,603,258
Cost of goods sold	671,549	927,880	1,769,889	1,431,474
Gross margin	126,376	168,495	321,422	171,784
Selling, general and administrative expenses	209,449	151,515	483,319	259,317
Income (loss) from operations	(83,073)	16,980	(161,897)	(87,533)
Other income (expense)
Derivative expense	-	-	-	(104,179)
Gain (loss) on change in derivative liabilities	(163,000)	241,278	(1,097,549)	352,976
Interest income (expense), net	(77,711)	(193,731)	(166,704)	(370,970)
Other income (expense), net	-	-	(4,436)	-
Total other income (expense)	(240,711)	47,547	(1,268,689)	(122,173)
Income (loss) before income taxes	(323,784)	64,527	(1,430,586)	(209,706)
Provision for income taxes (benefit)	-	-	-	-
Net income (loss)	(323,784)	64,527	(1,430,586)	(209,706)
Deemed dividend on preferred stock	401,452	-	401,452	-
Net income (loss) attributable to common stockholders	(725,236)	64,527	$(1,832,038)	$(209,706)

Basic and diluted earnings (loss) per common share	$(0.03)	$0.00	$(0.07)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	28,377,169	23,235,758	27,181,294	22,708,633

Comprehensive loss:
Net income (loss)	$(323,784)	$64,527	$(1,430,586)	$(209,706)
Comprehensive income (loss)	$(323,784)	$64,527	$(1,430,586)	$(209,706)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
For the Three Months Ended May 31, 2019	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, February 28, 2019	-	$-	100,000	$100	23,235,902	$23,236	$7,081,459	$(9,315,383)	$(64,349)	$(2,274,937)

Net income (loss)	-	-	-	-	-	-	-	64,527	-	64,527

Balance, May 31, 2019	-	$-	100,000	$100	23,235,902	$23,236	$7,081,459	$(9,250,856)	$(64,349)	$(2,210,410)

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
For the Three Months Ended May 31, 2020	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, February 29, 2020	-	$-	100,000	$100	27,296,452	$27,296	$7,193,018	$(11,755,381)	$(64,349)	$(4,599,316)

Net income (loss)	-	-	-	-	-	-	-	(323,784)	-	(323,784)
Issuance of preferred stock in connection with sales made under private or public offerings	176,000	-	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	23,991	-	-	-	-	-	(23,991)	-	(23,991)
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(377,461)	-	(377,461)
Conversion of convertible debentures and accrued interest into common stock	-	-	-	-	1,362,000	1,362	477	-	-	1,839

Balance, May 31, 2020	176,000	$23,991	100,000	$100	28,658,452	$28,658	$7,193,495	$(12,480,617)	$(64,349)	$(5,322,713)

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
For the Six Months Ended May 31, 2019	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, November 30, 2018	-	$-	100,000	$100	21,127,402	$21,127	$7,032,417	$(9,041,150)	$(64,349)	$(2,051,855)

Net income (loss)	-	-	-	-	-	-	-	(209,706)	-	(209,706)
Conversion of convertible debentures and accrued interest into common stock		-		-	2,108,500	2,109	10,542	-	-	12,651
Recognition of beneficial conversion features related to convertible debentures	-	-	-	-	-	-	38,500	-	-	38,500

Balance, May 31, 2019	-	$-	100,000	$100	23,235,902	$23,236	$7,081,459	$(9,250,856)	$(64,349)	$(2,210,410)

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
For the Six Months Ended May 31, 2020	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, November 30, 2019	-	$-	100,000	$100	25,546,452	$25,546	$7,171,768	$(10,648,579)	$(64,349)	$(3,515,514)

Net income (loss)	-	-	-	-	-	-	-	(1,430,586)	-	(1,430,586)
Issuance of preferred stock in connection with sales made under private or public offerings	176,000	-	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	23,991	-	-	-	-	-	(23,991)	-	(23,991)
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(377,461)	-	(377,461)
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	1,750,000	1,750	21,250	-	-	23,000
Conversion of convertible debentures and accrued interest into common stock	-	-	-	-	1,362,000	1,362	477	-	-	1,839

Balance, May 31, 2020	176,000	$23,991	100,000	$100	28,658,452	$28,658	$7,193,495	$(12,480,617)	$(64,349)	$(5,322,713)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended May 31, 2020 and 2019

	Six Months Ended May 31,	Six Months Ended May 31,
	2020	2019
Cash flows from operating activities of continuing operations:
Net loss	$(1,430,586)	$(209,706)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	23,211	18,156
Amortization of debt discount	31,637	251,319
Common stock issued in exchange for fees and services	23,000	-
Derivative expense	-	104,179
Gain (loss) on change in derivative liabilities	1,097,549	(352,976)
Changes in operating assets and liabilities:
Accounts receivable	(14,028)	62,758
Inventory	178,706	25,894
Prepaid expenses and other current assets	17,190	199,972
Right of use assets and lease liabilities	20	-
Accounts payable and accrued liabilities	18,917	120,478
Related party payables	58,536	500
Net cash provided by operating activities	4,152	220,574

Cash flows from investing activities:
Purchase of fixed assets	(75,683)	(196,211)
Net cash used in investing activities	(75,683)	(196,211)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	176,000	-
Proceeds from issuance of convertible debentures	30,000	50,000
Repayments of convertible debentures	(10,000)	(2,500)
Net cash provided by financing activities	196,000	47,500

Net increase in cash and cash equivalents	124,469	71,863
Cash and cash equivalents at beginning of period	75,914	56,996
Cash and cash equivalents at end of period	$200,383	$128,859

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debentures and accrued interest into common stock	$1,839	$12,651
Discount for issuance costs and/or beneficial conversion features on convertible debentures	$2,500	$38,500
Accrued dividends and accretion of conversion feature on Series B preferred stock	$23,991	$-
Deemed dividends related to conversion feature of Series B preferred stock	$377,461	$-

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended November 30, 2019 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020. The results of operations for the three and six months ended May 31, 2020, are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2020.

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

Inventory

Inventory consists of well-maintained, class 8 heavy duty trucks primarily acquired at auction. Inventory is valued at the lower of cost (specific identification method) or net realizable value. An allowance for potential non-saleable inventory due to movement, current conditions or obsolescence is based upon a review of inventory quantities, past history and expected future usage. The Company believes that no write-down for slow moving or obsolete inventory is necessary as of May 31, 2020.

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

Other-Than-Temporary Impairment

All of the Company’s non-marketable and other investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.

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

Revenue and Cost Recognition

The Company recognizes revenue when it satisfies performance obligations by the transfer of control of products or services to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those products or services. The Company recognizes revenue from class 8 heavy duty truck sales to customers when it satisfies its performance obligation, at a point in time, when title to the truck is transferred to the customer and collection of cash is certain. Delivery or shipping charges billed to customers, if applicable, are included in product sales and the related shipping costs are included in cost of goods sold. The Company also recognize revenue from the rental of class 8 heavy-duty trucks to customers. Revenue from these truck rental agreements is recognized based upon the passage of time over the term of the arrangement once control of the underlying asset has been transferred to the customer. The arrangements require weekly payments, and the customer may cancel the agreement at any time by notifying the Company in writing at least 30 days before such termination.

Accounts receivable is recognized when the Company has transferred a good or service to a customer and its right to receive consideration is unconditional through the completion of its performance obligation. The Company had accounts receivable totaling $14,058 and $30 as of May 31, 2020 and November 30, 2019, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740 (SFAS No. 109). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. The Company will adopt the new standard effective December 1, 2021 and does not expect the adoption of this guidance to have a material impact on our consolidated financial statements

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited condensed consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company currently rents space from our president, Mr. Arthur Viola. This is a month to month rental and there is no commitment beyond each month. The monthly rent expense is approximately $2,100.

Effective December 15, 2016, Mr. Viola entered into a $685,000 convertible promissory note agreement with the Company and forgave all remaining amounts outstanding at that time. The note matured on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common stock at a discount to market of 50% at any time. No repayment or conversion of the note occurred as of May 31, 2020, and no notice of default has been issued. See Note 8.

In 2016, Mr. Viola personally funded $10,200 in expenses on behalf of the Company. These advances were made interest free with no maturity date. No repayments have been made against these advances as of May 31, 2020.

Mr. Viola is entitled to receive a salary of $175,000 annually. Mr. Viola has deferred all cash payments of his base salary in an effort to help the Company fund its operations. At May 31, 2020 and November 30, 2019, the total amount of accrued compensation owed to Mr. Viola was $454,053 and $369,303, respectively. These amounts are included in accounts payable.

The Company’s wholly-owned subsidiary Payless Truckers, Inc. has received net loan proceeds aggregating $222,542 from two related parties to help fund the subsidiary’s operations. The loans currently bear interest at rates ranging between 35% - 40%, are secured by certain inventory assets and are payable on demand.

A company owned by Payless’ President and certain family members has loaned the Company floor plan financing for a monthly fee per truck financed. During the six months ended May 31, 2020 and 2019, financing fees of $9,000 and $5,000, respectively, were paid to the related party. At May 31, 2020, the outstanding loan balance was $68,500.

A company owned by Payless’ President serves as a sales representative for the Company. During the six months ended May 31, 2020, sales commissions of $57,000 were paid to the related party. No such amounts were paid during the six months ended May 31, 2019.

A sister of Payless’ President performs contact services, including sales, for the Company. During the six months ended May 31, 2020 and 2019, sales commissions and clerical services of $19,500 and $14,710, respectively, were paid to the related party.

A company owned by a brother of Payless’ president performs contract services, including sales and shop work, for the Company. during the six months ended May 31, 2020, sales commissions of $19,650 and shop work totaling $8,800 were paid to the related party. No such amounts were paid during the six months ended May 31, 2019.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the six months ended May 31, 2020, the Company incurred net losses of $1,430,586. The Company has relied, in large part, upon debt and equity financing to fund its operations. As of May 31, 2020, the Company had outstanding indebtedness, net of discounts, of $1,444,111 and had $200,383 in cash.

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

The Company is expanding its operations through its leasing program. It believes that it is well positioned to generate significant recurring revenue and cash flows required to sustain its operations. However, even if the Company is successful in executing its plan, the Company may not generate enough revenue to satisfy all of its current obligations as they become due in addition to its outstanding indebtedness. Until the Company consistently generates positive cash flow from its operations, or successfully satisfies, refinances or replaces its current indebtedness, there is substantial doubt as to the Company’s ability to continue as a going concern.

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

Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recorded ROU assets of $42,942 in assets and lease liabilities of $43,750 for operating leases as of May 31, 2020. For the six months ended May 31, 2020, the Company recognized approximately $15,041 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating right-of-use assets and related lease liabilities were as follows:

Cash paid for operating lease liabilities	$15,000
Weighted-average remaining lease term (in years)	1.4
Weighted-average discount rate	10.0%
Minimum future lease payments	42,500

The following table presents the Company’s future minimum lease obligation under ASC 840 as of May 31, 2020:

2020 fiscal year	$15,000
2021 fiscal year	$27,500

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

NOTE 8 - INCOME TAXES

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the six months ended May 31, 2020 and 2019:

	May 31, 2020	May 31, 2019
Tax provision (recovery) at effective tax rate (21%)	$(300,423)	$(44,038)
Change in valuation reserve	300,423	44,038
Tax provision (recovery), net	$–	$–

As of May 31, 2020, the Company had approximately $12.5 million in net operating loss carry forwards for federal income tax purposes which expire at various dates through 2039. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	May 31, 2020	November 30, 2019
Net operating loss carry forwards available at effective tax rate (21%)	$2,621,000	$2,236,000
Valuation Allowances	(2,621,000)	(2,236,000)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $2.6 million at May 31, 2020. The Company did not utilize any NOL deductions for the six months ended May 31, 2020.

NOTE 9 - NOTES PAYABLE

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of May 31, 2020, the note balance was $55,224 and all associated loan discounts were fully amortized.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. On January 9, 2019, $6,325 of principal was converted into 210,850,000 shares of the Company’s common stock. On January 15, 2019, $6,325 of principal was converted into 210,850,000 shares of the Company’s common stock. On March 19, 2019, $1,839 of principal was converted into 1,362,000 shares of the Company’s common stock. See Note 11. As of May 31, 2020, the note balance was $98,459 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of May 31, 2020, the note balance was $4,000 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from ..03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. The Company amended its convertible note agreement to allow for additional principal borrowings. As of May 31, 2020, the note balance was $97,000 and all associated loan discounts were fully amortized.

On October 15, 2018, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $350,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on July 15, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.67% to 2.70%; Dividend rate of 0%; and, historical volatility rates ranging from 390% to 423%. As of May 31, 2020, the note balance was $350,000 and all associated loan discounts were fully amortized.

On February 14, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $57,750, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on November 14, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.53% to 2.540%; Dividend rate of 0%; and, historical volatility rates ranging from 309% to 339%. As of May 31, 2020, the note balance was $57,750 and all associated loan discounts were fully amortized.

On July 22, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $75,250, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on April 22, 2020. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 1.95%; Dividend rate of 0%; and, historical volatility rates ranging from 1,313% to 1,467%. As of May 31, 2020, the note balance was $75,250 and all associated loan discounts were fully amortized.

On January 31, 2020, the Company issued a promissory note to GC Capital Partners, LLC in the amount of $52,500, unsecured, with principal amounts payable in monthly installments of $10,000 until maturity on August 26, 2020. The note had an original issuance discount of $2,500, which will be amortized on a straight-line basis over the life of the note. As of May 31, 2020, the note balance was $22,500 and the remaining balance on the associated loan discounts were $1,071.

NOTE 10 - DERIVATIVE LIABILITIES

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

The Company’s derivative liabilities result from conversion features associated with the Company’s convertible promissory notes or convertible preferred stock. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability has been bifurcated from the host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the promissory notes or preferred stock, which are amortized as financing discount and presented under other (income) expenses in the statements of operations using the effective interest method over the life of the securities.

The derivative liabilities are valued using the Black Scholes Model, recorded at fair value at the date of issuance, and marked-to-market at each subsequent reporting period with the changes in fair value recorded in the Company’s statements of operations as “gain (loss) on change in derivative liabilities”.

As of May 31, 2020 and November 30, 2019, the estimated fair value of derivative liabilities was determined to be $3,301,529 and $1,650,520, respectively. The change in the fair value of derivative liabilities for the three and six months ended May 31, 2020 was a loss of $163,000 and $1,097,549, respectively. See “Note 11 – Equity” for more information.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at November 30, 2019:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$1,650,520	$–	$–	$1,650,520	$1,650,520
Total derivative liabilities	$1,650,520	$–	$–	$1,650,520	$1,650,520

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at May 31, 2020:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$3,301,529	$–	$–	$	$3,301,529
Total derivative liabilities	$3,301,529	$–	$–	$	$3,301,529

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended May 31, 2020:

Derivative Liabilities
Fair value, November 30, 2019	1,650,520
Additions	553,460
Change in fair value	1,097,549
Fair value, May 31, 2020	$3,301,529

NOTE 11 – EQUITY

The Company is authorized to issue two classes of shares being designated preferred stock and common stock.

Preferred Stock

The number of shares of preferred stock authorized is 50,100,000, par value $0.001 per share. At May 31, 2020 and November 30, 2019, the Company had 100,000 shares of Series A preferred stock issued and outstanding, and 176,000 and 0 shares of Series B preferred stock issued and outstanding, respectively.

Series A Preferred Stock

Mr. Arthur D. Viola, the Company’s president, owns 100,000 shares of super voting preferred stock entitling him to vote sixty-six and two-thirds percent (66.67%) of the common stock shares in any common stock vote.

Series B Preferred Stock

On February 24, 2020, the Company filed a certificate of designations with the State of Nevada, designating 1,000,000 of its available preferred shares as Series B preferred mandatorily redeemable convertible stock, stated value of $1.00 per share, and with a par value of $0.001 per share. The shares will carry an annual ten percent (10%) cumulative dividend, compounded daily, payable solely upon redemption, liquidation or conversion. The certificate of designations provides the Company with the opportunity to redeem the Series B shares at various increased prices at time intervals up to the 6-month anniversary of the closing and mandates full redemption on the 12-month anniversary. The holder may convert the Series B shares into shares of the Company’s common stock, commencing on the 6-month anniversary of the closing at a 35% discount to the lowest closing price during the 20-day trading period immediately preceding the notice of conversion.

All shares of mandatorily redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 480, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series B mandatory redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end.

On March 19, 2020, the Company sold 73,000 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $70,000 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. The Company recorded a derivative liability of $144,894, valued using the Black-Scholes Model, associated with Series B preferred shares.

On May 22, 2020, the Company sold 103,000 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva, for $100,000 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. The Company recorded a derivative liability of $408,566, valued using the Black-Scholes Model, associated with Series B preferred shares.

As of May 31, 2020, the estimated fair value of these derivative liabilities was determined to be $662,933. The change in the fair value for the three and six months ended May 31, 2020 was $109,473 resulting in an unrealized loss.

During the three and six months ended May 31, 2020, the Company recorded $21,913 of accretion of discounts and $2,078 of accrued dividends. As of May 31, 2020, there were 176,000 shares outstanding and a remaining unamortized discount of $154,087.

Common Stock

The number of shares of common stock authorized is 6,000,000,000, par value $0.001 per share. At May 31, 2020 and November 30, 2019, the Company had 27,296,452 and 25,546,452 shares of common stock, respectively, issued and outstanding.

During the six months ended May 31, 2020, the Company issued 1,750,000 shares of common stock valued at $23,000 in exchange for consulting, professional and other services.

During the six months ended May 31, 2020, issued 1,362,000 shares of the Company’s common stock in exchange for the conversion of $1,839 of convertible debt principal.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to May 31, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On July 8, 2020, the Company sold 58,000 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva, for $55,000 pursuant to a Series B preferred stock purchase agreement.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

During our second quarter of fiscal year 2020, Daniels, as an incubator, continued to build upon earlier milestones in fulfillment of its corporate aim. Forward momentum continues but now through the generation of cash flows from our rental business.   Eight trucks in our fleet are generating between $21,000 - $24,000 per month in revenues.   These rental cash flows are sustaining the overall Company since the “flip” segment is generating revenues on a more modified level.  The Payless Business is positioned to take advantage of the current health / dislocations risks in the economy.  The eventual restart of approximately thirty percent of the US GDP will present unexpected ways our Payless subsidiary can participate and grow.  Even with the economic dislocations, the eight trucks in our “rent to own” fleet are doing well. The rental fleet is expected to be added to throughout the balance of the fiscal year

Management’s on-going efforts in selecting additional start-up opportunities as client (subsidiary) candidates is promising.  We are in discussions/early negotiations with several that are manned with effective management teams supporting superior ideas/concepts.   This collective growth engine concept has always been the Daniels’ aim and is expected to continue to be our engine for growth and eventually the catalyst in meeting the net worth and earnings requirements for a major exchange listing.

After our formal presentation during our Second Quarter, a New York based Family Office took a serious interest in Daniels and its Corporate aim.   In February we filed a certificate of designations with the State of Nevada, designating 1,000,000 of our available preferred shares as Class B callable preferred stock, stated value of $1.00 per share, and with a par value of $0.001 per share. We have the opportunity to redeem the Series B shares at various increased prices at time intervals up to the 6-month anniversary of the closing and mandates full redemption on the 12-month anniversary.

During the quarter we sold two tranches of Class B Callable Preferred Stock totaling 176,000 shares with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), and received  proceeds of $170,000 (net of expenses) pursuant to a Class B Callable preferred stock purchase agreement. The Class  B preferred is classified as temporary equity since the shares are convertible at the option of the shareholder. The two tranches, collectively, recorded a derivative liability of $553,460, valued using the Black-Scholes Model, associated with Class B Callable preferred shares.

The current fluid corporate strategy is to reserve the proceeds of the Preferred Stock sale proceeds to enter a levered transaction large enough to significantly build out our Transportation Services subsidiary and the resultant cash flows.  Some of those cash flows will be used to provide seed capital for one additional subsidiary deal.  The greater the leverage we are able to obtain the greater the potential for accelerated growth for both subsidiary deals.

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

As a result, we formed Payless Truckers, Inc. (“Payless”), a wholly-owned subsidiary which was incorporated in the State of Nevada, on April 11, 2018. Payless is a start-up, service company in the trucking industry. It has two business lines with its launch and current results coming from the “flip” business, whose principal activity is to acquire class 8 heavy duty trucks, refurbish them, add location electronics, advertise and sell to independent drivers and operators. The second line is the “credit rebuilding business” where class 8 heavy duty trucks, owned by Daniels/Payless, are rented to experienced independent drivers. These independent drivers rent for a period of up to five years, and have the option to buy the vehicle at retail value every six months. This business commenced operations subsequent to the close of our fiscal year. In an effort to grow quickly and profitably, Daniels entered into an operating agreement with a senior operating management team in an effort to drive the business and better realize its earnings and growth potential.

The Payless two-line trucking model represents a streamlined Transportation Services Company; one Daniels believes can be restructured/redirected to survive any potential future slow-downs in the economy. The model was developed to allow for the maximum utilization of each truck as it is put into immediate service in numbers that are manageable without causing excess capacity. Top brand/model Tractors with low mileage are handpicked by our operations team - a family with three generations in automotive/trucking. Our drivers continue to be handpicked for their driving skills and their established hauling networks. They rent/switch trailers to meet the available work on Load Boards or haul for major hauling companies using hauling company trailers. Due to the current dislocations in every industry due to the Coronavirus, our independent contractor drivers are constantly on the road.

We hope to further enhance our plan for growth by forming joint-ventures and/or partnerships with truck maintenance companies across the United States in key traffic hubs. This will potentially afford independent drivers and operators the opportunity to be serviced by trusted maintenance facilities under our warranty program.

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

Revenue Recognition

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

Fair Value of Assets

We have adopted the standard FASB Accounting Standards Codification (ASC 820) “Fair Value Measurements and Disclosures” which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include investments in available-for-sale securities and accounts payable and accrued expenses. We have also applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on our financial statements.

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

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

Liquidity and Capital Resources

As of May 31, 2020, we had $200,383 in cash and cash equivalents and a working capital deficit of $5,608,625.

Net cash used in operating activities was $4,152 for the six months ended May 31, 2020, compared to net provided by operating activities of $220,574 during the six months ended May 31, 2019. The decrease in net cash provided by operating activities is primarily attributable to the change in our working capital assets, in particular accounts receivable and other current assets.

Net cash used in investing activities was $75,683 for the six months ended May 31, 2020, compared to $196,211 during the six months ended May 31, 2019. The decrease is directly attributable to the number of trucks purchased for use in our credit rebuilding business line.

Net cash provided by financing activities was $196,000 for the six months ended May 31, 2020, compared to net cash provided of $47,500 during the six months ended May 31, 2019. The increase in net cash provided by financing activities is directly related to sale of shares of our Series B convertible preferred stock.

Our primary source of liquidity has been from the issuance of convertible debt and preferred stock. Since the creation of our subsidiary, Payless Truckers, Inc., cash flows from the operations of the truck service company have helped to supplement cash flows provided by our financing activities for the consolidated group.

On February 24, 2020, we filed a certificate of designations with the State of Nevada, designating 1,000,000 of our available preferred shares as Series B preferred convertible stock, stated value of $1.00 per share, and with a par value of $0.001 per share. The certificate of designations provides us with the opportunity to redeem the Series B shares at various increased prices at time intervals up to the 6-month anniversary of the closing and mandates full redemption on the 12-month anniversary. The holder may convert the Series B shares into shares of our common stock, commencing on the 6-month anniversary of the closing at a 35% discount to the lowest closing price during the 20-day trading period immediately preceding the notice of conversion.

On March 19, 2020, we sold 73,000 shares of our Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $70,000 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. We recorded a derivative liability of $144,894, valued using the Black-Scholes Model, associated with Series B preferred shares.

On May 22, 2020, we sold 103,000 shares of our Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva, for $100,000 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. We recorded a derivative liability of $408,566, valued using the Black-Scholes Model, associated with Series B preferred shares.

Financing Activities

We will have to continue to raise capital by means of borrowings, or through a private placement or registered offering. If we are unable to raise adequate capital, in the near term, to finance all phases of a client corporate consulting assignment, our proposed business will experience slow growth because it will be very hard to compete for business without a sound capital base to support advisory and implementation efforts on our suggested corporate growth strategies.

Management estimates that it will need up to $2.0 million to fund its operations. It is possible that we can still achieve our objectives by use of asset-based lending whereby we can leverage our truck purchases. However, because of the start-up nature of the subsidiary this financing may be harder to achieve than normal. Even if limited funds are raised, we can still register profits from our “flip” program while cost-effective funding for the “credit enhancement” program can be arranged. The Company does have funding available under a commitment letter but these funds are very expensive; management is trying to avoid their use.

It is the Company’s intention to concentrate its efforts on the build-out of its trucking operations. Once solidly on its growth path, meeting projections and generating positive operating cash flows, additional subsidiary/start-up businesses will be entertained be the parent company.

Management believes it will have sufficient cash flows to continue in business for the foreseeable future. While legal and accounting expenses are significant for a reporting company, we will cover them out of operating cash flows.

Comparison of the Results of Operations for the Three Months Ended May 31, 2020 to the Three Months Ended May 31, 2019

Sales

Sales totaled $797,925 which were comprised of (i) $707,225 from the resale of refurbished trucks, (ii) $71,539 from vehicle rental agreements, and (iii) $19,161 from other miscellaneous sources for the three months ended May 31, 2020, compared to sales of $1,096,375 which were comprised of (i) $1,037,922 from the resale of refurbished trucks and (ii) $58,453 from vehicle rental agreements during the three months ended May 31, 2019. The decrease in sales for the three months ended May 31, 2020 is believed to be primarily attributable to the uncertainty of economic conditions caused by the global COVID-19 pandemic.

Gross Profit

Gross profit totaled $126,376 for the three months ended May 31, 2020, compared to $168,495 during the three months ended May 31, 2019, respectively. Gross profit percentage was 15.8% and 15.4% for the three months ended May 31, 2020 and May 31, 2019, respectively. The increase in gross profit and gross profit percentage for the current year period is directly attributable to an increase in revenues from truck rental agreements which yield higher profit margins than truck resales.

Operating Expenses

Operating expenses are primarily comprised of compensation, facilities costs and outsourced services. Operating expenses totaled $209,449 for the three months ended May 31, 2020, compared to operating expenses of $151,515 during the three months ended May 31, 2019 representing an increase of $57,934 or 38.2%. The increase in operating expenses is generally related to the increase in our use of consulting and professional services for corporate matters and increased operating activities at Payless.

Other Income (Expenses), Net

Net other expense totaled $240,711 for the three months ended May 31, 2020, compared to net other income of $47,547 during the three months ended May 31, 2019 representing a decrease of $288,258 or 606.3%. Interest expense decreased to $77,711 for the three months ended May 31, 2020 from $193,731 during the three months ended May 31, 2019. The decrease in interest expense is due to less amortization of debt discounts attributable to our notes payable. We recorded a loss from the change in fair value of derivative liabilities of $163,000 during the three months ended May 31, 2020, compared to a gain from the change in fair value of derivative liabilities of $241,278 during the three months ended May 31, 2019.

Net Income (Loss) Attributable to Common Stockholders

The Company incurred a net loss attributable to common stockholders of $725,236 for the three months ended May 31, 2020, compared to net income attributable to common stockholders of $64,527 incurred during the three months ended May 31, 2019. The increase in our net loss is largely attributable to deemed dividends of $401,452 to our Series B preferred stockholders and the change in fair value of our derivative liabilities. There were no deemed dividends to preferred stockholders during the three months ended May 31, 2019.

Comparison of the Results of Operations for the Six Months Ended May 31, 2020 to the Six Months Ended May 31, 2019

Sales

Sales totaled $2,096,811 which were comprised of (i) $1,881,318 from the resale of refurbished trucks, (ii) $195,325 from vehicle rental agreements, and (iii) $20,168 from other miscellaneous sources for the six months ended May 31, 2020, compared to sales of $1,603,258 which were comprised of (i) $1,485,745 from the resale of refurbished trucks and (ii) $117,513 from vehicle rental agreements during the six months ended May 31, 2019.

Gross Profit

Gross profit totaled $321,422 for the six months ended May 31, 2020, compared to $171,784 during the six months ended May 31, 2019, respectively. Gross profit percentage was 15.4% and 10.7% for the six months ended May 31, 2020 and May 31, 2019, respectively. The increase in gross profit and gross profit percentage for the current year period is directly attributable to an increase in revenues from truck rental agreements which yield higher profit margins than truck resales.

Operating Expenses

Operating expenses are primarily comprised of compensation, facilities costs and outsourced services. Operating expenses totaled $483,319 for the six months ended May 31, 2020, compared to operating expenses of $259,317 during the six months ended May 31, 2019 representing an increase of $224,002 or 86.4%. The increase in operating expenses is generally related to the increase in our use of consulting and professional services for corporate matters and increased operating activities at Payless.

Other Income (Expenses), Net

Net other expenses totaled $1,268,689 for the six months ended May 31, 2020, compared to net other expenses of $122,173 during the six months ended May 31, 2019 representing an increase of $1,146,516 or 938.4%. Interest expense decreased to $166,704 for the six months ended May 31, 2020 from $370,970 during the six months ended May 31, 2019. The decrease in interest expense is due to less amortization of debt discounts attributable to our notes payable. We recorded a loss from the change in fair value of derivative liabilities of $1,097,549 during the six months ended May 31, 2020, compared to a gain from the change in fair value of derivative liabilities of $352,976 during the six months ended May 31, 2019.

Net Income (Loss) Attributable to Common Stockholders

The Company incurred a net loss of $1,832,038 for the six months ended May 31, 2020, compared to a net loss of $209,706 incurred during the six months ended May 31, 2019. The increase in our net loss is largely attributable to deemed dividends of $401,452 to our Series B preferred stockholders and the change in fair value of our derivative liabilities. There were no deemed dividends to preferred stockholders during the six months ended May 31, 2019.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of May 31, 2020. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. In prior periods, management concluded that internal controls and procedures were not effective. During the past several months, procedures have been implemented including, but not limited to, (i) personnel changes to upgrade our basic accounting and reporting functions, (ii) an increase in the frequency of reviews conducted on related party transactions, and (iii) the implementation of forms and procedures to reduce the risk that material errors could occur and could go undetected. Therefore, as of May 31, 2020, based on the evaluation of these improved disclosure controls and procedures, the CEO and CFO concluded that our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2020 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of May 31, 2020, we determined that our internal controls over financial reporting improved as described below:

1)	Key policies and procedures were both documented and implemented;
2)	resources dedicated to the financial reporting function were improved with the addition of qualified personnel; and
3)	ineffective separation of duties due to limited staff were mitigated through improved review procedures, accounting system upgrades, and internal reporting designed to identify questionable transactions.

Subject to the Company’s ability to obtain financing and hire additional employees, the Company expects to be able to continue to design, implement and maintain effective internal controls.

Accordingly, we concluded that these improvements to our internal controls resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the improvements described above, our CEO and CFO have concluded that the Company maintained effective internal control over its financial reporting as of May 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

The changes in our internal control over financial reporting during the quarter ended May 31, 2020 as described above have materially improved our internal control over financial reporting.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

On March 19, 2020, the Company issued 1,362,000 shares of its common stock upon the conversion of $1,839 in principal on convertible notes payable.

On March 19, 2020, the Company sold 73,000 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc., for $70,000 pursuant to a Series B preferred stock purchase agreement.

On May 22, 2020, the Company sold 103,000 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc., for $100,000 pursuant to a Series B preferred stock purchase agreement.

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

Signature	Title	Date

/S/ NICHOLAS VIOLA	Chief Executive Officer	July 15, 2020
Nicholas Viola	(Principal Executive Officer)

/S/ KEITH L. VOIGTS	Chief Financial Officer	July 15, 2020
Keith L. Voigts	(Principal Financial and Accounting Officer)

