Form 10-Q
period 2020-08-31
Daniels Corporate Advisory Company, Inc.
filed 2020-10-15
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

As of October 14, 2020, the Registrant had 34,754,735 shares of Common Stock outstanding.

Daniels Corporate Advisory Company, Inc.

PART I – FINANCIAL INFORMATION

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Balance Sheets (Unaudited)

August 31, 2020 and November 30, 2019

	August 31,	November 30,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$250,029	$75,914
Accounts receivable	-	30
Inventory	202,455	504,135
Prepaid expenses and other current assets	13,776	15,187
Right of use assets	35,421	49,212
Total current assets	501,681	644,478
Property and equipment, net	309,137	257,431
Total assets	$810,818	$901,909

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,091,919	$1,079,884
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	736,353	709,313
Derivative liabilities	2,062,570	1,650,520
Lease liabilities	37,391	50,000
Related party payables	379,141	242,706
Total current liabilities	4,992,374	4,417,423
Total liabilities	4,992,374	4,417,423

Commitments and contingencies	-	-

Preferred Stock:
Redeemable convertible preferred stock, Series B, $0.001 par value. 1,000,000 shares authorized; 234,000 and 0 shares issued and outstanding as of August 31, 2020 and November 30, 2019, respectively	130,942	-

Stockholders’ Deficit:
Series A preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of August 31, 2020 and November 30, 2019, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 30,088,452 and 25,546,452 shares issued and outstanding as of August 31, 2020 and November 30, 2019, respectively	30,088	25,546
Additional paid-in capital	7,193,395	7,171,768
Accumulated deficit	(11,471,732)	(10,648,579)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders’ deficit	(4,312,498)	(3,515,514)
Total liabilities, preferred stock and stockholders’ deficit	$810,818	$901,909

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three and Nine Months Ended August 31, 2020 and 2019

	Three Months Ended August 31,	Three Months Ended August 31,	Nine Months Ended August 31,	Nine Months Ended August 31,
	2020	2019	2020	2019

Sales	$800,682	$1,229,699	$2,891,993	$2,832,957
Cost of goods sold	616,539	1,075,272	2,386,428	2,506,746
Gross margin	184,143	154,427	505,565	326,211
Selling, general and administrative expenses	267,455	251,042	750,774	510,359
Loss from operations	(83,312)	(96,615)	(245,209)	(184,148)
Other income (expense)
Derivative expense	-	(150,500)	-	(254,679)
Gain (loss) on change in derivative liabilities	1,331,276	(594,397)	233,727	(241,421)
Interest expense, net	(97,811)	(128,955)	(264,515)	(499,925)
Other expense, net	-	-	(4,436)	-
Total other income (expense)	1,233,465	(873,852)	(35,224)	(996,025)
Income (loss) before income taxes	1,150,153	(970,467)	(280,433)	(1,180,173)
Provision for income taxes (benefit)	-	-	-	-
Net income (loss)	1,150,153	(970,467)	(280,433)	(1,180,173)
Deemed dividend on preferred stock	141,268	-	542,720	-
Net income (loss) attributable to common stockholders	1,008,885	(970,467)	$(823,153)	$(1,180,173)

Basic and diluted earnings (loss) per common share	$0.03	$(0.04)	$(0.03)	$(0.05)

Weighted-average number of common shares outstanding:
Basic and diluted	29,933,017	23,235,758	28,101,870	22,885,623

Comprehensive loss:
Net income (loss)	$1,150,153	$(970,467)	$(280,433)	$(1,180,173)
Comprehensive income (loss)	$1,150,153	$(970,467)	$(280,433)	$(1,180,173)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
For the Three Months Ended August 31, 2020	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit

Balance, May 31, 2020	176,000	$23,991	100,000	$100	28,658,452	$28,658	$7,193,495	$(12,480,617)	$(64,349)	$(5,322,713)

Net income	-	-	-	-	-	-	-	1,150,153	-	1,150,153
Issuance of preferred stock in connection with sales made under private or public offerings	58,000	-	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	106,951	-	-	-	-	-	(106,951)	-	(106,951)
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(34,317)	-	(34,317)
Conversion of convertible debentures and accrued interest into common stock	-	-	-	-	1,430,000	1,430	(100)	-	-	1,330

Balance, August 31, 2020	234,000	$130,942	100,000	$100	30,088,452	$30,088	$7,193,395	$(11,471,732)	$(64,349)	$(4,312,498)

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
For the Three Months Ended August 31, 2019	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit

Balance, May 28, 2019	-	$-	100,000	$100	23,235,902	$23,236	$7,081,459	$(9,250,856)	$(64,349)	$(2,210,410)

Net loss	-	-	-	-	-	-	-	(970,467)	-	(970,467)
Recognition of beneficial conversion features related to convertible debentures	-	-	-	-	-	-	50,167	-	-	50,167

Balance, August 31, 2019	-	$-	100,000	$100	23,235,902	$23,236	$7,131,626	$(10,221,323)	$(64,349)	$(3,130,710)

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
For the Nine Months Ended August 31, 2020	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit

Balance, November 30, 2019	-	$-	100,000	$100	25,546,452	$25,546	$7,171,768	$(10,648,579)	$(64,349)	$(3,515,514)

Net loss	-	-	-	-	-	-	-	(280,433)	-	(280,433)
Issuance of preferred stock in connection with sales made under private or public offerings	234,000	-	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	130,942	-	-	-	-	-	(130,942)	-	(130,942)
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(411,778)	-	(411,778)
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	1,750,000	1,750	21,250	-	-	23,000
Conversion of convertible debentures and accrued interest into common stock	-	-	-	-	2,792,000	2,792	377	-	-	3,169

Balance, August 31, 2020	234,000	$130,942	100,000	$100	30,088,452	$30,088	$7,193,395	$(11,471,732)	$(64,349)	$(4,312,498)

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
For the Nine Months Ended August 31, 2019	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit

Balance, November 30, 2018	-	$-	100,000	$100	21,127,402	$21,127	$7,032,417	$(9,041,150)	$(64,349)	$(2,051,855)

Net loss	-	-	-	-	-	-	-	(1,180,173)	-	(1,180,173)
Conversion of convertible debentures and accrued interest into common stock		-		-	2,108,500	2,109	10,542	-	-	12,651
Recognition of beneficial conversion features related to convertible debentures	-	-	-	-	-	-	88,667	-	-	88,667

Balance, August 31, 2019	-	$-	100,000	$100	23,235,902	$23,236	$7,131,626	$(10,221,323)	$(64,349)	$(3,130,710)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended August 31, 2020 and 2019

	Nine Months Ended August 31,	Nine Months Ended August 31,
	2020	2019
Cash flows from operating activities of continuing operations:
Net loss	$(280,433)	$(1,180,173)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	37,533	30,091
Amortization of debt discount	32,708	335,138
Common stock issued in exchange for fees and services	23,000	-
Derivative expense	-	254,679
Gain (loss) on change in derivative liabilities	(233,727)	241,421
Changes in operating assets and liabilities:
Accounts receivable	443	74,488
Inventory	301,680	(409,458)
Prepaid expenses and other current assets	1,411	199,972
Right of use assets and lease liabilities	1,182	-
Accounts payable and accrued liabilities	11,622	574,905
Related party payables	136,435	19,000
Net cash provided by operating activities	31,854	140,063

Cash flows from investing activities:
Purchase of fixed assets	(89,239)	(209,722)
Net cash used in investing activities	(89,239)	(209,722)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	234,000	-
Proceeds from issuance of convertible debentures	50,000	115,000
Repayments of convertible debentures	(52,500)	(2,500)
Net cash provided by financing activities	231,500	112,500

Net increase in cash and cash equivalents	174,115	42,841
Cash and cash equivalents at beginning of period	75,914	56,996
Cash and cash equivalents at end of period	$250,029	$99,839

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debentures and accrued interest into common stock	$3,169	$12,651
Discount for issuance costs and/or beneficial conversion features on convertible debentures	$2,500	$88,667
Accrued dividends and accretion of conversion feature on Series B preferred stock	$130,942	$-
Deemed dividends related to conversion feature of Series B preferred stock	$411,778	$-

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Daniels Corporate Advisory Company, Inc. (“Daniels” or the Company) was incorporated as a C-Corporation in the State of Nevada on May 2, 2002. The Company creates and implements corporate strategy alternatives for mini-cap public and private companies.

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended November 30, 2019 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020. The results of operations for the three and nine months ended August 31, 2020, are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2020.

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

Inventory

Inventory consists of well-maintained, class 8 heavy duty trucks primarily acquired at auction. Inventory is valued at the lower of cost (specific identification method) or net realizable value. An allowance for potential non-saleable inventory due to movement, current conditions or obsolescence is based upon a review of inventory quantities, past history and expected future usage. The Company believes that no write-down for slow moving or obsolete inventory is necessary as of August 31, 2020.

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

Effective December 15, 2016, Mr. Viola entered into a $685,000 convertible promissory note agreement with the Company and forgave all remaining amounts outstanding at that time. The note matured on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common stock at a discount to market of 50% at any time. No repayment or conversion of the note occurred as of August 31, 2020, and no notice of default has been issued. See Note 8.

In 2016, Mr. Viola personally funded $10,200 in expenses on behalf of the Company. These advances were made interest free with no maturity date. No repayments have been made against these advances as of August 31, 2020.

Mr. Viola is entitled to receive a salary of $175,000 annually. Mr. Viola has deferred all cash payments of his base salary in an effort to help the Company fund its operations. At August 31, 2020 and November 30, 2019, the total amount of accrued compensation owed to Mr. Viola was $497,803 and $369,303, respectively. These amounts are included in accounts payable.

The Company’s wholly-owned subsidiary Payless Truckers, Inc. has received net loan proceeds aggregating $331,941 from two related parties to help fund the subsidiary’s operations. The loans currently bear interest at rates ranging between 35% - 40%, are secured by certain inventory assets and are payable on demand.

A company owned by Payless’ President and certain family members has loaned the Company floor plan financing for a monthly fee per truck financed. During the nine months ended August 31, 2020 and 2019, financing fees of $12,500 and $8,000, respectively, were paid to the related party. At August 31, 2020, the outstanding loan balance was $37,000.

A company owned by Payless’ President serves as a sales representative for the Company. During the nine months ended August 31, 2020, sales commissions of $88,450 were paid to the related party. During the nine months ended August 31, 2019, sales commissions of $39,050 were paid to the related party.

A sister of Payless’ President performs contact services, including sales, for the Company. During the nine months ended August 31, 2020 and 2019, sales commissions and clerical services of $26,000 and $17,860, respectively, were paid to the related party.

A company owned by a brother of Payless’ president performs contract services, including sales and shop work, for the Company during the nine months ended August 31, 2020, sales commissions of $19,650 and shop work totaling $14,300 were paid to the related party. During the nine months ended August 31, 2019, the Company paid the related party $1,000 in sales commissions and $5,500 for shop work.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the nine months ended August 31, 2020, the Company incurred net losses of $280,443. The Company has relied, in large part, upon debt and equity financing to fund its operations. As of August 31, 2020, the Company had outstanding indebtedness, net of discounts, of $1,421,353 and had $250,029 in cash.

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

Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recorded ROU assets of $35,421 in assets and lease liabilities of $37,391 for operating leases as of August 31, 2020. For the nine months ended August 31, 2020, the Company recognized approximately $22,541 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating right-of-use assets and related lease liabilities were as follows:

Cash paid for operating lease liabilities	$22,500
Weighted-average remaining lease term (in years)	1.1
Weighted-average discount rate	10.0%
Minimum future lease payments	35,000

The following table presents the Company’s future minimum lease obligation under ASC 840 as of August 31, 2020:

2020 fiscal year	$7,500
2021 fiscal year	$27,500

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

NOTE 8 - INCOME TAXES

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the nine months ended August 31, 2020 and 2019:

	August 31, 2020	August 31, 2019
Tax provision (recovery) at effective tax rate (21%)	$(58,891)	$(247,836)
Change in valuation reserve	58,891	247,836
Tax provision (recovery), net	$–	$–

As of August 31, 2020, the Company had approximately $11.5 million in net operating loss carry forwards for federal income tax purposes which expire at various dates through 2039. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	August 31, 2020	November 30, 2019
Net operating loss carry forwards available at effective tax rate (21%)	$2,409,000	$2,236,000
Valuation Allowances	(2,409,000)	(2,236,000)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $2.4 million at August 31, 2020. The Company did not utilize any NOL deductions for the nine months ended August 31, 2020.

NOTE 9 - NOTES PAYABLE

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of August 31, 2020, the note balance was $55,224 and all associated loan discounts were fully amortized.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. On January 9, 2019, $6,325 of principal was converted into 210,850,000 shares of the Company’s common stock. On January 15, 2019, $6,325 of principal was converted into 210,850,000 shares of the Company’s common stock. On March 19, 2020, $1,839 of principal was converted into 1,362,000 shares of the Company’s common stock. See Note 11. As of August 31, 2020, the note balance was $98,459 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of August 31, 2020, the note balance was $4,000 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from ..03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. The Company amended its convertible note agreement to allow for additional principal borrowings. On June 10, 2020, $1,330 of principal was converted into 1,430,000 shares of the Company’s common stock. As of August 31, 2020, the note balance was $95,670 and all associated loan discounts were fully amortized.

On October 15, 2018, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $350,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on July 15, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.67% to 2.70%; Dividend rate of 0%; and, historical volatility rates ranging from 390% to 423%. As of August 31, 2020, the note balance was $350,000 and all associated loan discounts were fully amortized.

On February 14, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $57,750, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on November 14, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.53% to 2.540%; Dividend rate of 0%; and, historical volatility rates ranging from 309% to 339%. As of August 31, 2020, the note balance was $57,750 and all associated loan discounts were fully amortized.

On July 22, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $75,250, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on April 22, 2020. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 1.95%; Dividend rate of 0%; and, historical volatility rates ranging from 1,313% to 1,467%. As of August 31, 2020, the note balance was $75,250 and all associated loan discounts were fully amortized.

On January 31, 2020, the Company issued a promissory note to GC Capital Partners, LLC in the amount of $52,500, unsecured, with principal amounts payable in monthly installments of $10,000 until maturity on August 26, 2020. The note had an original issuance discount of $2,500, which will be amortized on a straight-line basis over the life of the note. As of August 31, 2020, the note balance was $0 and all associated loan discounts were fully amortized.

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

As of August 31, 2020 and November 30, 2019, the estimated fair value of derivative liabilities was determined to be $2,062,570 and $1,650,520, respectively. The change in the fair value of derivative liabilities for the three and nine months ended August 31, 2020 was a gain of $1,331,276 and $233,727, respectively. See “Note 11 – Equity” for more information.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at November 30, 2019:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$1,650,520	$–	$–	$1,650,520	$1,650,520
Total derivative liabilities	$1,650,520	$–	$–	$1,650,520	$1,650,520

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at August 31, 2020:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$2,062,570	$–	$–	$	$2,062,570
Total derivative liabilities	$2,062,570	$–	$–	$	$2,062,570

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended August 31, 2020:

Derivative Liabilities
Fair value, November 30, 2019	1,650,520
Additions	645,777
Change in fair value	(233,727)
Fair value, August 31, 2020	$2,062,570

NOTE 11 – EQUITY

The Company is authorized to issue two classes of shares being designated preferred stock and common stock.

Preferred Stock

The number of shares of preferred stock authorized is 50,100,000, par value $0.001 per share. At August 31, 2020 and November 30, 2019, the Company had 100,000 shares of Series A preferred stock issued and outstanding, and 234,000 and 0 shares of Series B preferred stock issued and outstanding, respectively.

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

On July 6, 2020, the Company sold 58,000 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva, for $55,000 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. The Company recorded a derivative liability of $92,317, valued using the Black-Scholes Model, associated with Series B preferred shares.

As of August 31, 2020, the estimated fair value of these derivative liabilities was determined to be $341,470. The change in the fair value for the three and nine months ended August 31, 2020 was an unrealized gain of $413,780 and $304,308, respectively.

During the three and nine months ended August 31, 2020, the Company recorded $122,319 of accretion of discounts and $8,623 of accrued dividends. As of August 31, 2020, there were 234,000 shares outstanding and a remaining unamortized discount of $111,681.

Common Stock

The number of shares of common stock authorized is 6,000,000,000, par value $0.001 per share. At August 31, 2020 and November 30, 2019, the Company had 30,088,452 and 25,546,452 shares of common stock, respectively, issued and outstanding.

During the nine months ended August 31, 2020, the Company issued 1,750,000 shares of common stock valued at $23,000 in exchange for consulting, professional and other services.

During the nine months ended August 31, 2020, the Company issued 2,792,000 shares of common stock in exchange for the conversion of $3,169 of convertible debt principal.

NOTE 12 – REVENUE RECOGNITION

The Company recognizes revenue when it satisfies performance obligations by the transfer of control of products or services to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those products or services.

The Company recognizes revenue from class 8 heavy duty truck sales to customers when it satisfies its performance obligation, at a point in time, when title to the truck is transferred to the customer and collection of cash is certain. Delivery or shipping charges billed to customers, if applicable, are included in product sales and the related shipping costs are included in cost of goods sold. For the three and nine months ended August 31, 2020, the Company recognized sales revenue from the resale of refurbished trucks of $688,932 and $2,570,250, respectively, as compared to sales revenue from the resale of refurbished trucks of $1,169,831 and $2,655,276, respectively, during the three and nine months ended August 31, 2019.

The Company also recognize revenue from the rental of class 8 heavy-duty trucks to customers. Revenue from these truck rental agreements is recognized based upon the passage of time over the term of the arrangement once control of the underlying asset has been transferred to the customer. The arrangements require weekly payments, and the customer may cancel the agreement at any time by notifying the Company in writing at least 30 days before such termination. For the three and nine months ended August 31, 2020, the Company recognized sales revenue from the rental of its trucks of $102,930 and $298,255, respectively, as compared to sales revenue from the rental of its trucks of $59,868 and $177,381, respectively, during the three and nine months ended August 31, 2019.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to August 31, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On September 2, 2020, the Company issued 1,501,398 shares of common stock in exchange for the conversion of $3,243 of convertible debt principal.

On September 22, 2020, the Company issued 1,558,824 shares of common stock in exchange for the conversion of $7,500 of Series B preferred stock.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Financial Summary: The Coronavirus finally had its effect on our results. Sales were flat for the nine months ending August 2020 at $2,891,993 as compared to $2,832,957 in 2019. Anticipating this understandable situation, our operating and financial oversight management tightened up controls and our gross margin for the nine months of 2020 improved 55.9% to $505,565 from $326,211 for the nine months of 2019.

Comparative sales results for the current August quarter were $880,682 versus $1,229,699 for the 2019 quarter. Our gross margins improved 19.2 % year over year through continuation of tight cost controls and systems implementation.

For the August 2020 quarter, the consolidated company (Daniels - “DCAC”) had net income attributable to common shareholders of $1,008,885 or $0.03 per share on a weighted average of 29,933,017. This profit was from a gain in derivative liabilities on our balance sheet and not from subsidiary or consulting operations.

Corporate Strategy for the Quarter:

During our third quarter of fiscal year 2020, Daniels, as an incubator, continued to build upon earlier milestones in fulfillment of its corporate aim. Cash of $250,029 was raised from the issuance of Callable Preferred Stock and is reserved on our balance sheet for expansion of our rental fleet. By itself these funds can double the size and month rental income of our rental fleet. The decision was made to seek asset-based loans from private investors and institutions to leverage the funds. Negotiations continue with lenders so trucks can be purchased for two-thirds equity one-third debt. Forward momentum continues through the generation of cash flows from our rental business. Our existing fleet is generating between $21,000 - $24,000 per month in revenues. These rental cash flows are sustaining the overall Company as the “flip” segment continues to generate revenues on a more modified level. The goal established for this quarter - which was the positioning of the Payless subsidiary so levered asset purchases could be made to accelerate earnings - was advanced. In the next several quarters, the Company should be in a position to use leverage to take advantage of the continuing health / dislocations risks in the economy and then the eventual restart of approximately thirty percent of the US GDP.

Management’s on-going efforts in selecting additional start-up or add-on opportunities as client (subsidiary) candidates is promising. Final discussions were in progress during the quarter with a research think tank. They will have the role of supporting the parent company senior oversight management team in the detailed review and analysis of all candidates. A board decision was made to focus solely on the Transportation Services segment of the economy through the further build-out of the Payless Truckers, Inc. subsidiary.

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

Liquidity and Capital Resources

As of August 31, 2020, we had $250,029 in cash and cash equivalents and a working capital deficit of $4,490,693.

Net cash used in operating activities was $31,854 for the nine months ended August 31, 2020, compared to net provided by operating activities of $140,063 during the nine months ended August 31, 2019. The decrease in net cash provided by operating activities is primarily attributable to the change in our working capital assets, in particular inventory and accounts payable and other accrued liabilities.

Net cash used in investing activities was $89,239 for the nine months ended August 31, 2020, compared to $209,722 during the nine months ended August 31, 2019. The decrease is directly attributable to the number of trucks purchased for use in our credit rebuilding business line.

Net cash provided by financing activities was $231,500 for the nine months ended August 31, 2020, compared to net cash provided of $112,500 during the nine months ended August 31, 2019. The increase in net cash provided by financing activities is directly related to sale of shares of our Series B convertible preferred stock.

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

On July 6, 2020, we sold 58,000 shares of our Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva, for $55,000 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. We recorded a derivative liability of $92,317, valued using the Black-Scholes Model, associated with Series B preferred shares.

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

Comparison of the Results of Operations for the Three Months Ended August 31, 2020 to the Three Months Ended August 31, 2019

Sales

Sales totaled $800,682 which were comprised of (i) $688,932 from the resale of refurbished trucks, (ii) $102,930 from vehicle rental agreements, and (iii) $3,320 from other miscellaneous sources for the three months ended August 31, 2020, compared to sales of $1,229,699 which were comprised of (i) $1,169,831 from the resale of refurbished trucks and (ii) $59,868 from vehicle rental agreements during the three months ended August 31, 2019. The decrease in sales for the three months ended August 31, 2020 is believed to be primarily attributable to the uncertainty of economic conditions caused by the global COVID-19 pandemic.

Gross Profit

Gross profit totaled $184,143 for the three months ended August 31, 2020, compared to $154,427 during the three months ended August 31, 2019, respectively. Gross profit percentage was 23.0% and 12.6% for the three months ended August 31, 2020 and August 31, 2019, respectively. The increase in gross profit and gross profit percentage for the current year period is directly attributable to an increase in revenues from truck rental agreements which yield higher profit margins than truck resales.

Operating Expenses

Operating expenses are primarily comprised of compensation, facilities costs and outsourced services. Operating expenses totaled $267,455 for the three months ended August 31, 2020, compared to operating expenses of $251,042 during the three months ended August 31, 2019 representing an increase of $16,413 or 6.5%. The increase in operating expenses is generally related to the increase in our use of consulting and professional services for corporate matters and increased operating activities at Payless.

Other Income (Expenses), Net

Net other income totaled $1,233,465 for the three months ended August 31, 2020, compared to net other expense of $873,852 during the three months ended August 31, 2019 representing an increase of $2,137,033 or 220.2%. Interest expense decreased to $97,811 for the three months ended August 31, 2020 from $128,955 during the three months ended August 31, 2019. The decrease in interest expense is due to less amortization of debt discounts attributable to our notes payable. We recorded a gain from the change in fair value of derivative liabilities of $1,331,276 during the three months ended August 31, 2020, compared to a loss from the change in fair value of derivative liabilities of $594,397 during the three months ended August 31, 2019.

Net Income (Loss) Attributable to Common Stockholders

The Company realized net income attributable to common stockholders of $1,008,885 for the three months ended August 31, 2020, compared to a net loss attributable to common stockholders of $970,467 incurred during the three months ended August 31, 2019. The increase is largely attributable to the unrealized gain associated with our derivative liabilities offset in part by deemed dividends of $141,268 to our Series B preferred stockholders and the change in fair value of our derivative liabilities. There were no deemed dividends to preferred stockholders during the three months ended August 31, 2019.

Comparison of the Results of Operations for the Nine Months Ended August 31, 2020 to the Nine Months Ended August 31, 2019

Sales

Sales totaled $2,891,993 which were comprised of (i) $2,570,250 from the resale of refurbished trucks, (ii) $298,255 from vehicle rental agreements, and (iii) $23,488 from other miscellaneous sources for the nine months ended August 31, 2020, compared to sales of $2,832,957 which were comprised of (i) $2,655,276 from the resale of refurbished trucks and (ii) $177,381 from vehicle rental agreements during the nine months ended August 31, 2019.

Gross Profit

Gross profit totaled $505,565 for the nine months ended August 31, 2020, compared to $326,211 during the nine months ended August 31, 2019, respectively. Gross profit percentage was 17.5% and 11.5% for the nine months ended August 31, 2020 and August 31, 2019, respectively. The increase in gross profit and gross profit percentage for the current year period is directly attributable to an increase in revenues from truck rental agreements which yield higher profit margins than truck resales.

Operating Expenses

Operating expenses are primarily comprised of compensation, facilities costs and outsourced services. Operating expenses totaled $750,774 for the nine months ended August 31, 2020, compared to operating expenses of $510,359 during the nine months ended August 31, 2019 representing an increase of $240,415 or 47.1%. The increase in operating expenses is generally related to the increase in our use of consulting and professional services for corporate matters and increased operating activities at Payless.

Other Income (Expenses), Net

Net other expenses totaled $35,224 for the nine months ended August 31, 2020, compared to net other expenses of $996,025 during the nine months ended August 31, 2019 representing a decrease of $960,801 or 76.2%. Interest expense decreased to $264,515 for the nine months ended August 31, 2020 from $499,925 during the nine months ended August 31, 2019. The decrease in interest expense is due to less amortization of debt discounts attributable to our notes payable. We recorded a gain from the change in fair value of derivative liabilities of $233,727 during the nine months ended August 31, 2020, compared to a loss from the change in fair value of derivative liabilities of $241,421 during the nine months ended August 31, 2019.

Net Income (Loss) Attributable to Common Stockholders

The Company incurred a net loss attributable to common stockholders of $823,153 for the nine months ended August 31, 2020, compared to a net loss attributable to common stockholders of $1,180,173 incurred during the nine months ended August 31, 2019. The decrease in our net loss attributable to common stockholders is largely attributable to the reduction in our net other expenses offset in part by deemed dividends of $542,720 to our Series B preferred stockholders and the change in fair value of our derivative liabilities. There were no deemed dividends to preferred stockholders during the nine months ended August 31, 2019.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of August 31, 2020. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. In prior periods, management concluded that internal controls and procedures were not effective. During the past several months, procedures have been implemented including, but not limited to, (i) personnel changes to upgrade our basic accounting and reporting functions, (ii) an increase in the frequency of reviews conducted on related party transactions, and (iii) the implementation of forms and procedures to reduce the risk that material errors could occur and could go undetected. Therefore, as of August 31, 2020, based on the evaluation of these improved disclosure controls and procedures, the CEO and CFO concluded that our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and CFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of August 31, 2020 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of August 31, 2020, we determined that our internal controls over financial reporting improved as described below:

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

As a result of the improvements described above, our CEO and CFO have concluded that the Company maintained effective internal control over its financial reporting as of August 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

The changes in our internal control over financial reporting during the quarter ended August 31, 2020 as described above have materially improved our internal control over financial reporting.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

On June 10, 2020, the Company issued 1,430,000 shares of its common stock upon the conversion of $1,230 in principal on convertible notes payable.

On July 6, 2020, the Company sold 58,000 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc., for $55,000 pursuant to a Series B preferred stock purchase agreement.

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

Signature	Title	Date

/S/ NICHOLAS VIOLA	Chief Executive Officer	October 15, 2020
Nicholas Viola	(Principal Executive Officer)

/S/ KEITH L. VOIGTS	Chief Financial Officer	October 15, 2020
Keith L. Voigts	(Principal Financial and Accounting Officer)

