Form 10-K
period 2020-11-30
Daniels Corporate Advisory Company, Inc.
filed 2021-03-24
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2020

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 31, 2020 based upon the closing price as of such date was $_____.

As of March 23, 2021, 300,797,682 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

During fiscal year 2020, Daniels established itself as an innovative incubator. Significant headway was and continues to be made on its corporate aims through the addition of an in-house “Think Tank” and a financing network that now has numerous alternatives for its own expansion as well as its client(s). The client is incubated as a subsidiary and grown by senior oversight financial and operational management and with capital raised on the parent’s publicly traded common stock for idea implementation. Ultimately, when the subsidiary is brought public, its management has been trained to manage a public company while at the same time to produce / provide its product / service.

The Daniels corporate advisory / strategy model also provides for the enlisting of virtual professionals specific to an industry and to client needs. Goals are sometimes modified through joint development/decisions. From the start, grooming the start-up subsidiary / management for an eventual independent public company existence is a primary goal.

Daniels’ start -up launch and intensive advisory/development of its premier subsidiary, Payless Truckers, Inc., has helped achieve several important milestones for the collective / consolidated companies. The Payless operating management’s quality skill sets and the senior management’s financial oversight talents of the Parent - and its virtual network - have helped build a solid platform of significant cash flow in the “credit enhancement” segment from which to expand growth prospects for both entities and also for the seeding of additional subsidiary/client spin-offs.

The “Credit Enhancement” segment of the business rents heavy-duty trucks to independent truckers with good driving records, hauling for major companies. The cash flow has become steady and significant for the driver and for Payless. The trucks are acquired at auction or from wholesale buying groups and are rented on a weekly basis under a five-year contract with options to purchase at current retail, every six months.

On approval of the Daniels board, the use of convertible Notes and Callable Preferred Stock was approved. The strength of trading activity in the Parent’s common stock (“DCAC”) - allowed Payless to grow from its initial five heavy- Class B long-haul trucks to sixteen as of November 30, 2020. Daniels’ financial and operating management agreed that the rate of return on the rental trucks and the building of critical mass was significant and offered promise for much future growth. It warranted the dilution and the derivative charges to earnings that was to be expected through the use of Convertible Notes and Callable Preferred Stock.

The critical mass and positive cash flow from the fleet developed this fiscal year allowed Daniels to start negotiations for Term Loans - longer term debt with a market interest rate and with no equity dilution. The Board of Daniels - with the concurrence of the Payless Board - will continue the use of Convertible debt and Callable Preferred but to a lesser extent. These funds will be “balanced” and used as “quasi equity” (no drain on internal cash flow) for support of a Term Loan facility, (which is a drain on cash flow). In turn, Payless will use the cash flows off the added rental trucks in the fleet to make the payments on the Term Loan and to use any excess working capital to clean up the float.

Payless Truckers, Inc., now has two performing lines of business, each with above average growth potential. The “flip” segment, which buys, refurbishes, installs location electronics, advertises, and then sells the heavy-duty trucks, has earlier in the year been able to generate the positive cash-flows necessary to cover all the start-up expenses and operational overhead. However, due to the Coronavirus, overall operations were being shared with the rental segment. Overall cash flow of Payless remains strong.

Item 1. Business.

Overview

Daniels creates and implements corporate strategy alternatives for the mini-cap public or private company client. The addition of new business opportunities and the location of professional talent for implementation is anticipated through the full-time efforts of our senior management. These efforts are to be expanded in the United States and in foreign capitals by an expanding advisory board and through networks of independent consultants. Principals of the respective client company will open their networks to augment professional access for specialties the Daniels corporate strategy consultants believe are needed in a joint-venture, consensus-controlled undertaking created for the client’s optimum growth.

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

Recent Business Developments

The Company is operating through the corporate strategy segment of its business. It is attempting to build its own critical mass by creation of start-up subsidiaries it believes have promise/potential. The stated goal is for the parent (DCAC) company to consolidate the critical mass of the subsidiary/start-ups with that of the parent for eventually listing on a major stock exchange. We have continued to focus our efforts on the build-out of the Daniels corporate strategy model. We constantly fine tune our strategy as it relates to the development of subsidiary start-ups and potential acquisitions for common stock. We concentrate on identifying projects that have the potential to produce significant earnings and multiple the potential of those results through leverage. This acceleration of levered growth and the acceptance of the risks associated, expedites the formation of the critical mass necessary to up-list.

As a result, we formed Payless Truckers, Inc. (“Payless”), a wholly-owned subsidiary incorporated in the State of Nevada on April 11, 2018. Payless is a start-up service company in the trucking industry. It has two business segments with its launch and current results coming from the “flip” segment, which principal business is to acquire class 8 heavy duty trucks, refurbish them, add location electronics, advertise and sell to independent drivers and operators. The second segment is the “credit rebuilding segment” where class 8 heavy duty trucks, owned by Daniels/Payless, are rented to experienced independent drivers. These independents rent for a period of up to five years and have the option to buy the vehicle at retail value every six months. In an effort to grow quickly and profitably, Daniels entered into an operating agreement with a senior operating management team in an effort to drive the business and better realize its earnings and growth potential.

The Payless two-segment trucking model has weathered many storms, including the Coronavirus and has grown stronger. Its operating model of a streamlined trucking service company continues to be refined. It is now one Daniels believes will survive any potential future slow-downs in the economy. The model was developed to allow for the maximum utilization of each truck.

We hope to further enhance our plan for growth beginning in our fourth year by forming joint-ventures and/or partnerships with truck maintenance companies across the United States in key traffic hubs. This will potentially afford independent drivers and operators the opportunity to be serviced by trusted maintenance facilities.

Business Strategy - Current Operational Strategy & Current Client Projects:

Daniels creates and implements corporate strategy alternatives for the mini-cap public or private company client. The addition of new business opportunities and the location of professional talent for implementation is anticipated through the full-time efforts of our senior management. These efforts are to be expanded in the US and in Foreign capitals by an expanding advisory board and through the networks of independent consultants. Principals of the respective client company will open their networks to augment professional access for specialties the Daniels corporate strategy project team believes are needed in a joint venture, consensus – controlled, undertaking for the client’s optimum growth.

Daniels may provide the client with multiple corporate strategies /opportunities including joint ventures, marketing opportunity agreements and/or potential acquisitions structured in a leveraged buyout format. One or a combination of these strategies would allow the client to enter new market niches or expand further into existing ones.

A similar effort will be provided to tailor an optimum growth program for the private company client, whether it chooses to remain private or to become a public company through alternative merger opportunities.

OPTIMUM GROWTH STRATEGY:

Daniels is confident that the validity of its corporate strategy model will be proven further through the success of its initial subsidiary incubation, Payless Truckers, Inc. The growing momentum of this cash flow engine should generate the interest of long-term straight debt financing sources. This “collective approach” to growth should provide initial seed capital for other startup subsidiaries or the acquisition and joint development of early-stage companies.

Daniels plans to use its publicly traded common stock in a variety of securities packages, including convertible preferred stock and warrants, to launch promising subsidiary start-ups, initially for generic sales/profits growth. Subsequent growth options noted above will be applied as external growth becomes a secondary goal. This method of two stage (generic and then external) growth is designed to leave existing client management with commanding equity and operating control positions. Eventually an optimum exit strategy will be developed for the subsidiary; one that returns a significant return on corporate (parent) capital.

The choices of optimum exit strategies could include bringing a subsidiary public, directly through a spin-off strategy or merging it with an exchange listed public company. The use of a collective cash flow and profits will allow expansion in one of the more profitable niches of any market designated for expansion. The same corporate strategy model can/will be applied to any independent mini-cap public client.

Senior management believes our corporate strategy business model to be scalable. We continue to add to our networks, both talent and capital and can expand support staff as client additions warrant it. Based upon the success of our strategy model in initial corporate consulting assignments – causing the listing of our stock on a major Stock Exchange, Daniels may entertain the creation of a franchising plan for key US cities and foreign capitals that are finance centers.

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

Our “collective” corporate financial service offerings will be expanded as our cash flow and following on social media grows. Merchant banking/private equity would be obvious additions. These financial services are competitive but fragmented in the Company’s market niche. While there are limited barriers to entry and new better capitalized competitors frequently enter the market, management believes our being very selective in client/candidate choice and tailoring our model to fit the specific client needs at competitive pricing will give us a competitive advantage.

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

Daniels Corporate Advisory Company, Inc., which was incorporated on August 22, 2002, has a limited operating history upon which an evaluation of our future performance and prospects can be made. We have a limited revenue history. Our prospects must be considered in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. As an investor in early-stage operating companies, Daniels Corporate Advisory faces risks and uncertainties relating to its ability to successfully implement its business plan, which are described in more detail below.

Since inception, as a subsidiary of INfe Human Resources, Inc., Daniels Corporate Advisory has always been an operating company, furnishing its advisory services to all phases of operations, finance and in the management of the staffing industry roll-up for its parent company for which revenues were eliminated during consolidations.

Limited revenues and ongoing losses.

While Daniels is still considered a Company with limited revenues, it has formed a wholly-owned subsidiary that is estimated to change things over the next 18 to 24 months; including booking profits with accelerating sales revenue. All the start-up costs of the Payless Truckers, Inc. subsidiary were absorbed in our 2018 fiscal year.

Our business strategy is unproven and our prospects must be considered speculative.

Our business strategy is unproven, even though our Payless Truckers, Inc. subsidiary is producing positive results with an established momentum, and we may not be successful in addressing early-stage challenges, such as establishing our position in the market and developing effective marketing of our services. To implement our business plan, capital may be provided from existing and possibly new consulting business revenue and through outside financing. We have not yet located additional financing to implement our business plan in its entirety. Growth may be very limited and based solely on internally generated cash flow from Payless Truckers and on compensation from small, consulting assignments with no guarantee of obtaining additional assignments over the next twelve months. The other potential growth segment of our business plan, after the Payless Truckers model is proven further, is the acquisition of marketing rights for our services through the client networks of other business services companies. This will only occur if we can obtain outside financing. Internally generated funds, alone, will not be sufficient to implement this phase of our business plan.

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

We are currently attempting to obtain financing for our corporate financial consulting and or primary operating subsidiary as well as for acquisition opportunities which could result in material dilution to our existing stockholders. We may be unable to obtain adequate financing for further development of our proposed services and for any future acwuisitions, or that, if available, such financing will be on favorable terms.

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

Our business relies mainly on the efforts and talents of our Chairman and director, Arthur D. Viola. The loss of his services could have a very negative impact on our ability to fulfill our business plan. During our 2019 fiscal year and subsequently, the Company’s senior management team has been expanded so that “continuity of management purpose” will be achieved going forward.

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

Our Chairman, Mr. Viola, may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our board of directors may deem relevant at that time. It is likely that we will issue additional securities to pay for services and reduce debt in the future. It is possible that we will issue additional shares of common stock under circumstances we may deem appropriate at the time.

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

Our Board of Directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, has the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We currently have no intention of issuing additional shares of preferred stock. Any additional issuance of shares of preferred stock could adversely affect the rights of holders of our common stock.

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

Certain provisions of the Nevada Revised Statutes have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring Daniels Corporate Advisory to negotiate with, and to obtain the approval of, our Chairman, Mr. Viola, in connection with such a transaction. As a result, certain of these provisions may discourage a future acquisition of Daniels Corporate Advisory, including an acquisition in which the stockholders might otherwise receive a premium for their shares.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Daniels Corporate Advisory’s operational headquarters are located at Parker Towers, 104-60, Queens Boulevard, 12th Floor, Forest Hills, New York 11375. Our office space is provided by Arthur D. Viola, our chairman, director, and controlling stockholder at a monthly rate of approximately $2,100. As our business grows, we may be forced to move to other offices and pay more rent. We believe that our existing facilities are adequate for our current needs for the foreseeable future and if additional space is needed, it would be available on favorable terms at an acceptable location.

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

The table below shows the high and low sales prices for our common stock for the periods indicated.

	Price Ranges
Fiscal Year Ended November 30, 2019	High	Low
First Quarter	$0.0400	$0.0200
Second Quarter	0.0200	0.0020
Third Quarter	0.0200	0.0002
Fourth Quarter	0.0400	0.0002

Fiscal Year Ended November 30, 2020
First Quarter	$0.0190	$0.0050
Second Quarter	0.0330	0.0030
Third Quarter	0.0150	0.0060
Fourth Quarter	0.0308	0.0024

There were approximately 220 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name”.

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Recent Sales of Unregistered Securities and Equity Purchases by Company

Except as set forth below, there were no sales of equity securities during the period covered by this Annual Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On September 2, 2020, the Company issued 1,501,398 shares of its common stock in exchange for the conversion of $3,243 of convertible debt principal.

On September 22, 2020, the Company issued 1,558,824 shares of its common stock in exchange for the conversion of $7,950 of Series B convertible preferred stock and accrued dividends.

On October 14, 2020, the Company issued 1,606,061 shares of its common stock in exchange for the conversion of $5,300 of Series B convertible preferred stock and accrued dividends.

On October 23, 2020, the Company issued 1,702,424 shares of its common stock in exchange for the conversion of $5,618 of Series B convertible preferred stock and accrued dividends.

On November 2, 2020, the Company issued 1,817,143 shares of its common stock in exchange for the conversion of $3,816 of Series B convertible preferred stock and accrued dividends.

On November 2, 2020, the Company issued 1,819,195 shares of its common stock in exchange for the conversion of $1,583 of convertible debt principal.

On November 4, 2020, the Company issued 1,867,619 shares of its common stock in exchange for the conversion of $3,922 of Series B convertible preferred stock and accrued dividends.

On November 4, 2020, the Company issued 1,909,793 shares of its common stock in exchange for the conversion of $1,662 of convertible debt principal.

On November 5, 2020, the Company issued 1,867,619 shares of its common stock in exchange for the conversion of $3,922 of Series B convertible preferred stock and accrued dividends.

On November 6, 2020, the Company issued 1,867,619 shares of its common stock in exchange for the conversion of $3,922 of Series B convertible preferred stock and accrued dividends.

On November 11, 2020, the Company issued 2,271,429 shares of its common stock in exchange for the conversion of $4,770 of Series B convertible preferred stock and accrued dividends.

On November 11, 2020, the Company issued 2,375,494 shares of its common stock in exchange for the conversion of $2,067 of convertible debt principal.

On November 16, 2020, the Company issued 2,372,381 shares of its common stock in exchange for the conversion of $4,982 of Series B convertible preferred stock and accrued dividends.

On November 18, 2020, the Company issued 8,328,571 shares of its common stock in exchange for the conversion of $17,490 of Series B convertible preferred stock and accrued dividends.

On November 19, 2020, the Company sold 55,000 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva, for $49,800 pursuant to a Series B preferred stock purchase agreement.

On November 19, 2020, the Company issued 7,470,476 shares of its common stock in exchange for the conversion of $15,688 of Series B convertible preferred stock and accrued dividends.

On November 20, 2020, the Company issued 8,429,524 shares of its common stock in exchange for the conversion of $17,702 of Series B convertible preferred stock and accrued dividends.

On November 23, 2020, the Company issued 8,833,333 shares of its common stock in exchange for the conversion of $18,550 of Series B convertible preferred stock and accrued dividends.

On November 23, 2020, the Company issued 9,673,299 shares of its common stock in exchange for the conversion of $8,416 of convertible debt principal.

On November 24, 2020, the Company issued 8,833,333 shares of its common stock in exchange for the conversion of $18,550 of Series B convertible preferred stock and accrued dividends.

On November 25, 2020, the Company issued 9,590,476 shares of its common stock in exchange for the conversion of $20,140 of Series B convertible preferred stock and accrued dividends.

On November 30, 2020, the Company issued 10,990,526 shares of its common stock in exchange for the conversion of $20,882 of Series B convertible preferred stock and accrued dividends.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overall, total revenues were impacted minimally with 2020 revenues of $3,769,161 compared to $3,836,820 in 2019. The uncertainty of economic conditions caused by the global COVID-19 pandemic was the cause of it and impacted the flip end of our business. However, Daniels’ Payless subsidiary’s long-haul rental business segment is the engine that drove the company forward during fiscal year ending November 30, 2020. Their gross revenues increased 96% year over year for a current run rate of $417,937 and contributed to the collective companies and segments reporting a gross profit of $744,108 for a 19.7% return on Sales.

Hard assets have grown in both business segments of Payless. The flip segment – buy at auction, add electronics for location and added safety, provide cosmetics, advertise and sell – has assets with a purchase price of $204,704. As of November 30, 2020 the rental fleet segment had eighteen trucks with an asset purchase value of $629,164. Based on a balanced approach for expense management among the two Payless business lines and the public company parent, the collective Daniels / Payless Truckers Companies has an EBITDA of $71,471 for the year ended November 30, 2020.

All efforts have and continue to be coordinated in the rapid rise of the heavy long-haul truck rental business. The critical mass and positive cash flow from the rental fleet allowed Daniels to enter negotiations for term loans – longer term debt with a market interest rate but with no equity dilution. The use of convertible debt and callable preferred stock was beneficial in adding to our fleet and allowed us to conserve internally generated cash flows. These financial tools will continue to be used but to a lesser extent. The cash raised from their use and the introduction of private loan investors to the capital mix in fiscal 2020 will continue to be used and now considered as “down payment” cash on trucks with the balance of the purchases coming – on a leveraged basis - from tranches of a Term Loan. The acceleration of asset acquisition and the rental income will allow for monthly payments on larger amounts under the term loan.

During 2020, an additional source of equity funding was created to support larger term loan amounts and reduce the use of merchant finance. The Company issued 115,000,000 shares of stock as compensation at a stated value of $621,250 to our senior oversight financial management team, operating managers and retained consultants. Each can act independently and now – as long-term incentivized investors - participate in the building of the inhouse equity base for supporting leveraged finance. An agreed-upon percentage of their shares – all of which are counted in the total outstanding calculation for 2020 – will be sold under Rule 144 as funds are needed to acquire trucks directly or to accelerate truck additions through providing the equity for term loan leverage. Through this structure and ensuing Regulation A Offering, the Company is attempting to assure that adequate financing will be available to reach the first major milestone for Payless – 100 rental trucks on the road generating Gross Rental Income of $325,000 per month.

During fiscal year 2020, Daniels, as an incubator, marked several important milestones in fulfilling its Corporate Aim (Aim). That Aim is to achieve the forward earnings momentum and critical mass necessary to achieve major stock exchange consideration for listing. Expectations for listing acceptance are for an 18 to 24-month period, based on the development and subsequent results of the most promising of subsidiary candidates. Management believes generic (start-up opportunity) growth to be the catalyst in meeting the net worth and earnings requirements through employment of limited amounts of capital.

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

OPTIMUM GROWTH STRATEGY:

Twenty-Four Month Horizons for Daniels’ Objectives:

Daniels’ believes that the validity of its corporate strategy model will be proven further through the success of its initial subsidiary incubation, Payless Truckers, Inc. The growing momentum of this cash flow engine should generate the interest of long-term financing sources that will realize upfront that debt service can/ will be covered. This “collective approach” to growth should provide several initial seed capital sources for other startup subsidiaries or the acquisition and joint-development of early-stage companies. Daniels plans to use its publicly traded common stock in a variety of securities packages, including convertible preferred stock, to launch promising subsidiary start-ups, initially for generic sales/profits growth. Subsequent growth options noted above will be applied as external growth becomes a secondary goal. This method of two stage (generic and then external) growth is designed to leave existing client management with commanding equity and operating control positions. Eventually, an optimum exit strategy will be developed for the subsidiary, one that returns a significant return on corporate (parent) capital. The choices of optimum exit strategies could include bringing a subsidiary public, directly through a spin-off strategy, or merging it with an exchange listed public company that requires added critical mass. This infusion of cash flow and profits will allow expansion in one of the more profitable niches of any market designated for expansion. The same corporate strategy model can/will be applied to any independent mini-cap public client.

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

Liquidity and Capital Resources

As of November 30, 2020, we had $200,858 in cash and cash equivalents and a working capital deficit of $4,239,488.

During the year ended November 30, 2020, net cash provided by operating activities was $239,892 compared to net cash provided of $154,943 in 2019. The increase in net cash provided by operating activities is primarily attributable to the change in our working capital assets, in particular inventory and accounts payable and other accrued liabilities.

Net cash used in investing activities was $459,071 for the year ended November 30, 2020, as compared to $248,525 in 2019. The increase is directly attributable to the purchases of a trucks utilized in our credit rebuilding business.

Net cash provided by financing activities was $352,466 for the year ended November 30, 2020, as compared to net cash provided of $112,500 in 2019. The increase in net cash provided by financing activities is directly related to proceeds received from the issuance of Series B convertible preferred stock. During the year ended November 30, 2020, we received proceeds of $289,000 from the issuance of Series B convertible preferred stock to fund operations. This compares to proceeds of $115,000 received from the issuance of convertible debt received during the year ended November 30, 2019.

Our primary source of liquidity has been proceeds received from the issuance of Series B convertible preferred stock, convertible debt and loans from related parties. Since the creation of our subsidiary, Payless Truckers, Inc., cash flow from the “flip” business of the truck service company has sustained the consolidated group

Financing Activities

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

At present, we do have sufficient capital on hand to fund operations for the immediate future. Management estimates that it will need up to $2.0 million to fund its PayLess Truckers subsidiary. It is possible that we can still achieve our objectives by use of asset-based lending whereby we can leverage our truck purchases. However, because of the start-up nature of the subsidiary this financing may be harder to achieve than normal. Even if limited funds are raised, PayLess will still be able to register profits from its “flip” program while cost-effective funding for the “credit enhancement” program can be arranged. The Company does have funding available under a commitment letter but these funds are very expensive; management is trying to avoid their use.

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

Overall, total revenues were impacted minimally with 2020 revenues of $3,769,161 compared to $3,836,820 in 2019. The uncertainty of economic conditions caused by the global COVID-19 pandemic was the cause of it and impacted the flip end of our business. However, Daniels’ Payless subsidiary’s long-haul rental business segment is the engine that drove the company forward during fiscal year ending November 30, 2020. Their gross revenues increased 77.5% year over year for a current run rate of $417,937 and contributed to the collective companies and segments reporting a gross profit of $744,108 for a 19.7% return on Sales.

Hard assets have grown in both business segments of Payless. The flip segment – buy at auction, add electronics for location and added safety, provide cosmetics, advertise and sell – has assets with a purchase price of $204,704. As of November 30, 2020 the rental fleet segment had eighteen trucks with an asset purchase value of $629,164. Based on a balanced approach for expense management among the two Payless business lines and the public company parent, the collective Daniels / Payless Truckers Companies has an EBITDA of $71,471 for the year ended November 30, 2020.

All efforts have and continue to be coordinated in the rapid rise of the heavy long-haul truck rental business. The critical mass and positive cash flow from the rental fleet allowed Daniels to enter negotiations for term loans – longer term debt with a market interest rate but with no equity dilution. The use of convertible debt and callable preferred stock was beneficial in adding to our fleet and allowed us to conserve internally generated cash flows. These financial tools will continue to be used but to a lesser extent. The cash raised from their use and the introduction of private loan investors to the capital mix in fiscal 2020 will continue to be used and now considered as “down payment” cash on trucks with the balance of the purchases coming – on a leveraged basis - from tranches of a Term Loan. The acceleration of asset acquisition and the rental income will allow for monthly payments on larger amounts under the term loan.

During 2020, an additional source of equity funding was created to support larger term loan amounts and reduce the use of merchant finance. The Company issued 115,000,000 shares of stock as compensation at a stated value of $621,250 to our senior oversight financial management team, operating managers and retained consultants. Each can act independently and now – as long-term incentivized investors - participate in the building of the inhouse equity base for supporting leveraged finance. An agreed-upon percentage of their shares – all of which are counted in the total outstanding calculation for 2020 – will be sold under Rule 144 as funds are needed to acquire trucks directly or to accelerate truck additions through providing the equity for term loan leverage. Through this structure and ensuing Regulation A Offering, the Company is attempting to assure that adequate financing will be available to reach the first major milestone for Payless – 100 rental trucks on the road generating Gross Rental Income of $325,000 per month.

Comparison of the Year Ended November 30, 2020 to the Year Ended November 30, 2019 Revenues

Sales

Sales totaled $3,769,161 which were comprised of (i) $3,324,479 from the resale of refurbished trucks, (ii) $417,937 from vehicle rental agreements, and (iii) $26,745 from other miscellaneous sources for the year ended November 30, 2020, compared to sales of $3,836,820 which were comprised of (i) $3,600,119 from the resale of refurbished trucks and (ii) $235,428 from vehicle rental agreements, and (iii) $1,273 from other miscellaneous sources during the year ended November 30, 2019. The decrease in sales is believed to be primarily attributable to the uncertainty of economic conditions caused by the global COVID-19 pandemic.

Gross Profit

Gross profit for the year ended November 30, 2020 and 2019 were $744,108 and $363,001, respectively. Gross profit percentage for the year ended November 30, 2020 and 2019 were 19.7% and 9.5%, respectively. The increase in gross profit and gross profit percentage for the current year period is directly attributable to an increase in revenues from truck rental agreements which yield higher profit margins than truck resales.

Operating Expenses

Operating expenses are primarily comprised of compensation, facilities costs and outsourced services. Operating expenses totaled $1,746,563 for the year ended November 30, 2020, compared to operating expenses of $681,028 during the year ended November 30, 2019 representing an increase of $1,065,535 or 156.5%. The increase in operating expenses is generally related to the increase in our use of consulting and professional services for corporate matters and financing efforts. Additionally, the Company issued 115,000,000 shares of its common stock valued at $621,250 to employees and advisors as compensation. No such issuances were made during the year ended November 30, 2019.

Other Income and Expenses

Net other income for the year ended November 30, 2020 totaled $198,349, compared to $1,289,402 in net other expense for the year ended November 30, 2019. The increase in net other income is attributable to the following factors: (i) we realized a decrease in interest expense is due to less amortization of debt discounts attributable to our notes payable; (ii) we recorded a gain from the change in fair value of derivative liabilities of $621,557 during the year ended November 30, 2020, compared to a loss from the change in fair value of derivative liabilities of $464,333 during the year ended November 30, 2019; and (iii) we did not recognize any expense for derivative liabilities during the year ended November 30, 2020, compared to expenses of $254,678 for derivative liabilities recorded during the year ended November 30, 2019.

Net Income Attributable to Common Stockholders

The Company incurred a net loss attributable to common stockholders for the year ended November 30, 2020 of $1,406,741, compared to a net loss attributable to common stockholders of $1,607,429 for the year ended November 30, 2019.

Off-Balance Sheet Arrangements

None.

Inflation

We believe that inflation has not had a material impact on our results of operations for the two years ended November 30, 2020 and 2019, and since inflation rates have generally remained at relatively low levels our operations are not otherwise uniquely affected by inflation concerns.

Going Concern

The accompanying audited condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our auditors, in their report dated March 23, 2021, have expressed substantial doubt about our ability to continue as going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2020 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of November 30, 2020, we determined that certain control deficiencies existed that constituted material weaknesses, as described below:

●	limited documented policies and procedures.

●	we have no audit committee.

●	there is a risk of management override given that our officers have a high degree of involvement in our day-to-day operations.

●	limited separation of duties, which includes monitoring controls, between the members of management.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of November 30, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Thayer O’Neal Company, LLC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of November 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board. Our executive officers are as follows:

Name	Age	Position
Arthur D. Viola	74	President and Chairman of the Board
Nicholas Viola	72	Chief Executive Officer
Keith L. Voigts	76	Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe there were no applicable reporting persons based on all applicable Section 16(a) filing requirements with respect to transactions during the fiscal years ended November 30, 2020 and November 30, 2019.

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

Summary Compensation Table

The following table sets forth, for the last two fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2020 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the “Named Officers.” No other executive officer of Daniels Corporate Advisory received compensation in excess of $100,000 during fiscal years 2020 and 2019.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Arthur D. Viola	2020	175,000	-0-	143,750	-0-	-0-	-0-	-0-	318,750
Nicholas D. Viola	2020	-0-	-0-	115,000	-0-	-0-	-0-	-0-	115,000
Arthur D. Viola	2019	175,000	-0-	-0-	-0-	-0-	-0-	-0-	175,000

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal years, November 30, 2020 and November 30, 2019:

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

(1) Daniels Corporate Advisory Company, Inc.’s president.

Employment Agreements

As of the date of this report, Daniels Corporate Advisory has employment agreements in place with senior management of both Daniels and its wholly-owned subsidiary, Payless Truckers, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 30, 2020, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of March 23, 2021 there were 300,797,682 shares of common stock issued and outstanding.

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

Beneficial Ownership Table

	Common Stock Beneficially Owned		Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent	Number	Percent
Arthur D. Viola	25,152,334	10.4	100,000	100.0
Nicholas D. Viola	20,730,000	8.6	—	0.0
Keith L. Voigts	10,000,000	4.1	—	0.0
All directors and officers as a group	55,882,334	23.1	100,000	100.0

5% or Greater Holders	Number	Percent	Number	Percent
Thomas C. Normand	12,500,000	5.2	—	0.0
David Paysee	12,500,000	5.2	—	0.0

Unless otherwise indicated, the address for each of these shareholders is c/o Daniels Corporate Advisory Company, Inc., Parker Towers, 104-60, Queens Boulevard, 12th Floor, Forest Hills, New York 11375. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.

Beneficial ownership is determined in accordance with the rules of the SEC. As of November 30, 2020, there were 241,774,989 shares of our common stock issued and outstanding.

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

	Years Ended
	December 31,
	2020	2019
Audit fees (1)	$67,335	$72,333
Tax fees (2)	—	—
All other fees (3)	—	—

	$67,335	$72,333

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended November 30, 2020 and 2019, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the issuance of consents and other matters relating to registration statements filed by us.

(2)	There were no tax fees billed in these two periods.

(3)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for years ended November 30, 2020 and November 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Daniels Corporate Advisory Company, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Daniels Corporate Advisory Company, Inc (“the Company”), as of November 30, 2020, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2020, and the consolidated results of its operations and its cash flows for the year ended November 30, 2020, in conformity with U.S generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/S/ TPS Thayer, LLC

TPS Thayer, LLC

We have served as the Company’s auditor since 2020

Sugar Land, Texas

March 23, 2021

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

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company’s auditor since 2018

Sugar Land, Texas

March 16, 2020

Daniels Corporate Advisory Company, Inc.

Consolidated Balance Sheets

	November 30,	November 30,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$200,858	$75,914
Accounts receivable	2,903	30
Inventory	204,704	504,135
Prepaid expenses and other current assets	82,997	15,187
Right of use assets	24,993	49,212
Total current assets	516,455	644,478
Property and equipment, net	658,985	257,431
Total assets	$1,175,440	$901,909

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$763,383	$710,581
Accounts payable and accrued liabilities, related party	541,034	369,303
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts – current portion	835,734	709,313
Derivative liabilities	1,592,017	1,650,520
Lease liabilities	24,993	50,000
Related party payables	313,782	242,706
Total current liabilities	4,755,943	4,417,423
Notes payable – noncurrent portion	268,500	-
Total liabilities	5,024,443	4,417,423

Commitments and contingencies	-	-

Preferred Stock:
Redeemable convertible preferred stock, Series B, $0.001 par value. 1,000,000 shares authorized; 125,600 and 0 shares issued and outstanding as of November 30, 2020 and 2019, respectively	35,536	-

Stockholders’ Deficit:
Series A preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of November 30, 2020 and 2019, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 241,774,989 and 25,546,452 shares issued and outstanding as of November 30, 2020 and 2019, respectively	241,775	25,546
Additional paid-in capital	7,993,255	7,171,768
Accumulated deficit	(12,055,320)	(10,648,579)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders’ deficit	(3,884,539)	(3,515,514)
Total liabilities, preferred stock and stockholders’ deficit	$1,175,440	$901,909

The accompanying notes are an integral part of the consolidated financial statements.

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended November 30,	Year Ended November 30,
	2020	2019

Sales	$3,769,161	$3,836,820
Cost of goods sold	3,025,053	3,473,819
Gross margin	744,108	363,001
Selling, general and administrative expenses	1,085,313	681,028
Stock based compensation	661,250	-
Loss from operations	(1,002,455)	(318,027)
Other income (expense)
Derivative expense	-	(254,678)
Gain (loss) on change in derivative liabilities	621,557	(464,333)
Interest expense	(373,856)	(570,391)
Other expense	(9,070)	-
Total other income (expense)	238,631	(1,289,402)
Loss before income taxes	(763,824)	(1,607,429)
Provision for income taxes (benefit)	-	-
Net loss	(763,824)	(1,607,429)
Deemed dividend on preferred stock	642,917	-
Net loss attributable to common stockholders	$(1,406,741)	$(1,607,429)

Basic and diluted loss per common share	$(0.04)	$(0.07)

Weighted-average number of common shares outstanding:
Basic and diluted	37,398,549	23,292,729

Comprehensive loss:
Net loss	$(763,824)	$(1,607,429)
Comprehensive loss	$(763,824)	$(1,607,429)

The accompanying notes are an integral part of the consolidated financial statements.

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

	Series B		Series A						Accumulated
	Callable		Preferred				Additional		Other	Total
	Preferred Stock		Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Loss	Deficit

Balance, November 30, 2018	-	$-	100,000	$100	21,127,402	$21,127	$7,032,417	$(9,041,150)	$(64,349)	$(2,051,855)

Net loss	-	-	-	-	-	-	-	(1,607,429)	-	(1,607,429)
Issuance of common stock in lieu of cash for loans payable and other accrued obligations	-	-	-	-	1,151,150	1,151	40,258	-	-	41,409
Conversion of convertible debentures and accrued interest into common stock		-		-	3,267,900	3,268	10,426	-	-	13,694
Recognition of beneficial conversion features related to convertible debentures	-	-	-	-	-	-	88,667	-	-	88,667

Balance, November 30, 2019	-	$-	100,000	$100	25,546,452	$25,546	$7,171,768	$(10,648,579)	$(64,349)	$(3,515,514)

Net loss	-	-	-	-	-	-	-	(763,824)	-	(763,824)
Issuance of preferred stock in connection with sales made under private or public offerings, net of costs and discounts	289,000	-	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	208,740	-	-	-	-	-	(208,740)	-	(208,740)
Conversion of Series B preferred stock into common stock	(163,400)	(173,204)	-	-	79,407,358	79,407	93,797	-	-	173,204
Relief of derivative liability from conversion of Series B preferred stock into common stock	-	-	-	-	-	-	160,123	-	-	160,123
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(434,177)	-	(434,177)
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	115,000,000	115,000	546,250	-	-	661,250
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	1,750,000	1,750	21,250	-	-	23,000
Conversion of convertible debentures and accrued interest into common stock	-	-	-	-	20,071,179	20,072	67	-	-	20,139

Balance, November 30, 2020	125,600	$35,536	100,000	$100	241,774,989	$241,775	$7,993,255	$(12,055,320)	$(64,349)	$(3,884,539)

The accompanying notes are an integral part of the consolidated financial statements.

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended November 30,	Year Ended November 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(763,824)	$(1,607,429)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	56,790	33,594
Amortization of debt discount	32,708	368,125
Common stock issued in exchange for fees and services	23,000	-
Derivative expense	-	254,678
Gain (loss) on change in derivative liabilities	(621,557)	464,333
Loss on disposal of property and equipment	9,070	-
Stock based compensation	661,250	-
Changes in operating assets and liabilities:
Accounts receivable	(2,873)	77,607
Inventory	299,431	(307,471)
Prepaid expenses and other current assets	(67,809)	184,785
Right of use assets and lease liabilities	(788)	788
Accounts payable and accrued liabilities	224,533	660,927
Related party payables	71,076	25,006
Other noncurrent liabilities	318,885	-
Net cash provided by operating activities	239,892	154,943

Cash flows from investing activities:
Proceeds from the disposal of property and equipment	83,751	-
Purchase of property and equipment	(551,165)	(248,525)
Net cash used in financing activities	(467,414)	(248,525)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	289,000	-
Proceeds from issuance of convertible notes	50,000	115,000
Proceeds from commercial loans payable	88,000	-
Repayments of convertible notes	(52,500)	(2,500)
Repayments of commercial loans payable	(22,034)	-
Net cash provided by financing activities	352,466	112,500

Net increase (decrease) in cash and cash equivalents	124,944	18,918
Cash and cash equivalents at beginning of year	75,914	56,996
Cash and cash equivalents at end of year	$200,858	$75,914

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to reduce accounts payable and other accrued liabilities	$-	$41,409
Conversion of convertible notes and accrued interest into common stock	$20,138	$13,694
Conversion of Series B preferred stock into common stock	$173,204	$-
Discount for issuance costs and/or beneficial conversion features on convertible notes	$2,500	$88,667
Accrued dividends and accretion of conversion feature on Series B preferred stock	$208,740	$-
Deemed dividends related to conversion feature of Series B preferred stock	$434,176	$-
Relief of derivative liability from conversion of Series B preferred stock into common stock	$160,122	$-

The accompanying notes are an integral part of the consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2020 AND 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company believes these consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of its consolidated financial position and consolidated results of operations for the periods presented.

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

Risk and Uncertainties

The Company’s future results of operations and financial condition will be impacted by the following factors, among others: its lack of capital resources, dependence on third-party management to operate the companies in which it invests and dependence on the successful development and marketing of any new products in new and existing markets. Generally, the Company is unable to predict the future status of these areas of risk and uncertainty. However, negative trends or conditions in these areas could have an adverse effect on its business.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings (loss) or and financial position.

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

Inventory

Inventory consists of well-maintained, class 8 heavy duty trucks primarily acquired at auction. Inventory is valued at the lower of cost (specific identification method) or net realizable value. An allowance for potential non-saleable inventory due to movement, current conditions or obsolescence is based upon a review of inventory quantities, past history and expected future usage. The Company believes that no write-down for slow moving or obsolete inventory is necessary as of November 30, 2020.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (“ASC’) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date ASC 820 also establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The indicators that the Company uses to identify those events and circumstances include:

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

As of December 31, 2020 and 2019, the Company did not recognize any impairment losses related to non-marketable or other investments.

Revenue and Cost Recognition

The Company recognizes revenue when it satisfies performance obligations by the transfer of control of products or services to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. The Company recognizes revenue from class 8 heavy duty truck sales to customers when it satisfies its performance obligation, at a point in time, when title to the truck is transferred to the customer and collection of cash is certain. Delivery or shipping charges billed to customers, if applicable, are included in product sales and the related shipping costs are included in cost of goods sold. The Company also recognizes revenue from the rental of class 8 heavy-duty trucks to customers. Revenue from these truck rental agreements is recognized based upon the passage of time over the term of the arrangement once control of the underlying asset has been transferred to the customer. The arrangements require weekly payments, and the customer may cancel the agreement at any time by notifying the Company in writing at least 30 days before such termination.

Revenue is recognized and related accounts receivable is recorded when the Company has transferred a good or service to a customer and its right to receive consideration is unconditional through the completion of our performance obligation. The Company had accounts receivable totaling $2,903 and $30 as of November 30, 2020 and 2019, respectively.

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

The Company adopted the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. The Company will adopt the new standard effective December 1, 2021 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In January 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We are currently evaluating the impact of the new guidance.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company currently rents space from Arthur Viola, the Company’s president. This is a month-to-month rental and there is no commitment beyond each month. The monthly rent expense is $2,100.

Effective December 15, 2016, Arthur Viola entered into a $685,000 convertible promissory note agreement with the Company and forgave all remaining amounts outstanding at that time. The note matured on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common stock at a discount to market of 50% at any time. No repayment or conversion of the note occurred as of November 30, 2020, and no notice of default has been issued.

In 2016, Mr. Viola personally funded $10,200 in expenses on behalf of the Company. These advances were made interest free with no maturity date. No repayments have been made against these advances as of November 30, 2020.

Mr. Viola is entitled to receive a salary of $175,000 annually. Mr. Viola has deferred all cash payments of his base salary in an effort to help the Company fund its operations. At November 30, 2020 and 2019, the total amount of accrued compensation owed to Mr. Viola was $541,034 and $369,303, respectively. These amounts are included in accounts payable.

The Company’s wholly-owned subsidiary Payless Truckers, Inc. have received net loan proceeds aggregating $271,230 from a related party to help fund the subsidiary’s operations. The loans currently bear interest at rates ranging between 35% - 40%, are secured by certain inventory assets and are payable on demand.

Two companies owned by Payless’ President and certain family members has loaned the Company floor plan financing for a monthly fee per truck financed. During the years ended November 30, 2020 and 2019, financing fees and interest totaling approximately $47,000 and $14,000, respectively, were paid to the related party. At November 30, 2020, the outstanding loan balance was $32,000.

A company owned by Payless’s President serves as an authorized agent to sell trucks for the Company. During the years ended November 30, 2020 and 2019, sales commissions of $120,500 and $36,500, respectively, were paid to the related party.

A different company owned by a brother of Payless’ president performs contract services, including sales and shop work, for the Company. During the years ended November 30, 2020 and 2019, sales commissions and shop work of $30,000 and $13,000, respectively, were paid to the related party.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the year ended November 30, 2020, the Company incurred a net loss of $763,824 and had a working capital deficit of $4,239,488. The Company has relied, in large part, upon debt financing to fund its operations. As of November 30, 2020, the Company had outstanding indebtedness, net of discounts, of $1,789,234 and had $200,858 in cash.

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

NOTE 5 - COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2021.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company currently has no long-term commitments.

Contingencies

None.

NOTE 7 - PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	6,432	(1,738)	4,694	4,600	(164)	4,436
Vehicles	711,164	(56,873)	654,291	286,425	(33,430)	252,995
Total property and equipment	$717,596	$(58,611)	$658,985	$291,025	$(33,594)	$257,431

For the years ended November 30, 2020 and 2019, the Company recorded depreciation expense of $56,790 and $33,594, respectively. During the year ended November 30, 2020, the Company received proceeds of $83,751 and recorded a loss of $9,070 related to the disposal of two trucks. Additionally, the Company reclassified one truck from property and equipment to inventory.

NOTE 8 - LEASES

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

Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recorded ROU assets of $24,993 in assets and lease liabilities of $24,993 for operating leases as of November 30, 2020. For the year ended November 30, 2020, the Company recognized approximately $71,918 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating right-of-use assets and related lease liabilities were as follows:

Cash paid for operating lease liabilities	$30,000
Weighted-average remaining lease term (in years)	0.9
Weighted-average discount rate	10.0%
Minimum future lease payments	27,500

The following table presents the Company’s future minimum lease obligation under ASC 842 as of November 30, 2020:

2021 fiscal year	$27,500

NOTE 9 - INCOME TAXES

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended November 30, 2020 and 2019:

	November 30, 2020	November 30, 2019
Tax provision (recovery) at effective tax rate (21%)	$(160,403)	$(337,560)
Change in valuation reserve	160,403	337,560
Tax provision (recovery), net	$–	$–

As of November 30, 2020, the Company had approximately $12.1 million in net operating loss carry forwards for federal income tax purposes which expire at various times through 2039. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	November 30, 2020	November 30, 2019
Net operating loss carry forwards available at effective tax rate (21%)	$2,532,000	$2,236,000
Valuation Allowances	(2,532,000)	(2,236,000)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $2.5 million at November 30, 2020. The Company did not utilize any NOL deductions for the full fiscal year ended November 30, 2020.

NOTE 10 - NOTES PAYABLE

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of November 30, 2020, the note balance was $55,224 and all associated loan discounts were fully amortized.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of November 30, 2020, the note balance was $98,459 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of November 30, 2020, the note balance was $4,000 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. The Company amended its convertible note agreement to allow for additional principal borrowings. As of November 30, 2020, the note balance was $78,700 and all associated loan discounts were fully amortized.

On October 15, 2018, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $350,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on July 15, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.67% to 2.70%; Dividend rate of 0%; and, historical volatility rates ranging from 390% to 423%. As of November 30, 2020, the note balance was $350,000 and all associated loan discounts were fully amortized.

On February 14, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $57,750, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on November 14, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 2.54%; Dividend rate of 0%; and, historical volatility rates ranging from 139% to 1,467%. As of November 30, 2020, the note balance was $57,750 and all associated loan discounts were fully amortized.

On July 22, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $75,250, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on April 22, 2020. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 1.95%; Dividend rate of 0%; and, historical volatility rates ranging from 1,313% to 1,467%. As of November 30, 2020, the note balance was $75,250 and all associated loan discounts were fully amortized.

On January 31, 2020, the Company issued a promissory note to GC Capital Partners, LLC in the amount of $52,500, unsecured, with principal amounts payable in monthly installments of $10,000 until maturity on August 26, 2020. The note had an original issuance discount of $2,500, which will be amortized on a straight-line basis over the life of the note. As of November 30, 2020, the note balance was $0 and all associated loan discounts were fully amortized.

On September 10, 2020, the Company executed two future receivables sale and purchase agreements with Sutton Funding. Under the agreements, the Company sold an aggregate of $67,200 in future receivables for a purchase amount of $48,000. The aggregate principal amount is payable in daily installments totaling $538 until such time that the obligation is fully satisfied (approximately four months).

On September 10, 2020, the Company executed a merchant cash advance agreement with Biz Buzz Capital. Under the agreement, the Company sold an aggregate of $57,200 in future receivables for a purchase amount of $40,000. The aggregate principal amount is payable in weekly installments totaling $3,180 until such time that the obligation is fully satisfied (approximately four months).

On September 17, 2020, the Company sold an aggregate $76,000 in secured promissory notes to individual investors. The notes bear interest at 30% and are secured by the trucks for which the notes proceeds were used to purchase. Principal and interest are payable monthly, on an amortized basis over 48 months, with the last payment due on August 25, 2024.

On October 13, 2020, the Company sold a $38,000 secured promissory note to an individual investor. The note bears interest at 30% and is secured by the truck for which the note proceeds were used to purchase. Principal and interest are payable monthly, on an amortized basis over 48 months, with the last payment due on October 10, 2024.

On October 16, 2020, the Company sold a $37,000 secured promissory note to an individual investor. The note bears interest at 30% and is secured by the truck for which the note proceeds were used to purchase. Principal and interest are payable monthly, on an amortized basis over 48 months, with the last payment due on October 10, 2024.

On October 26, 2020, the Company sold an aggregate $82,000 in secured promissory notes to individual investors. The notes bear interest at 30% and are secured by the trucks for which the notes proceeds were used to purchase. Principal and interest are payable monthly, on an amortized basis over 48 months, with the last payment due on October 15, 2024.

On November 20, 2020, the Company sold an aggregate $90,000 in secured promissory notes to individual investors. The notes bear interest at 30% and are secured by the trucks for which the notes proceeds were used to purchase. Principal and interest are payable monthly, on an amortized basis over 48 months, with the last payment due on October 20, 2024.

As of November 30, 2020, the total outstanding principal on these secured promissory notes was approximately $319,000, with $50,385 classified as current, or payable within the next twelve months.

NOTE 11 - DERIVATIVE LIABILITIES

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

The Company’s derivative liability is an embedded derivative associated with some of the Company’s convertible promissory notes and Series B preferred mandatorily redeemable convertible stock.

The convertible promissory notes are hybrid instruments which contain embedded derivative features which individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4. The embedded derivative features include the conversion features to the notes. Pursuant to ASC 815, the value of the embedded derivative liabilities has been bifurcated from the debt host contract and recorded as derivative liabilities resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The Series B preferred mandatorily redeemable convertible stock are hybrid instruments which contain embedded derivative features which individually warrant separate accounting as a derivative instrument under Paragraph 815-10-15-83. The embedded derivative features include the conversion features to the preferred stock. Pursuant to ASC 815, the value of the embedded derivative liabilities has been bifurcated from the debt host contract and recorded as derivative liabilities resulting in a reduction of the initial carrying amount (as unaccreted dividend) of the preferred stock, which are amortized as stock dividend to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the preferred stock.

The embedded derivative within the notes have been valued using the Black Scholes approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

As of November 30, 2020 and 2019, the estimated fair value of derivative liabilities was determined to be $1,592,017 and $1,650,520, respectively. During the year November 30, 2020, the Company recognized additional derivative liabilities of $723,176, compared to $254,678 during the year ended November 30, 2019. The change in the fair value of derivative liabilities for the years ended November 30, 2020 and 2019 was a gain of $621,557 and a loss of $464,333, respectively, on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed as of November 30, 2019:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	1,650,520	–	–	1,650,520	1,650,520
Total derivative liabilities	$1,650,520	$–	$–	$1,650,520	$1,650,520

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed as of November 30, 2020:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	1,592,017	–	–	1,592,017	1,592,017
Total derivative liabilities	$1,592,017	$–	$–	$1,592,017	$1,592,017

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended November 30, 2020 and 2019:

Derivative Liabilities
Fair value, November 30, 2018	$931,509
Additions	254,678
Change in fair value	464,333
Fair value, November 30, 2019	1,650,520
Additions	723,176
Relief from conversion of preferred stock	(160,122)
Change in fair value	(621,557)
Fair value, November 30, 2020	$1,592,017

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue two classes of shares being designated preferred stock and common stock.

Preferred Stock

The number of shares of preferred stock authorized is 50,100,000, par value $0.001 per share. At November 30, 2020 and 2019, the Company had 100,000 shares of Series A preferred stock issued and outstanding, and 125,600 and 0 shares of Series B preferred stock issued and outstanding, respectively.

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

On November 19, 2020, the Company sold 55,000 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva, for $49,800 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. The Company recorded a derivative liability of $77,399, valued using the Black-Scholes Model, associated with Series B preferred shares.

As of November 30, 2020, the estimated fair value of these derivative liabilities was determined to be $123,104. The change in the fair value for the year ended November 30, 2020 was an unrealized gain of $439,950.

During the year ended November 30, 2020, the Company recorded $195,044 of accretion of discounts and $13,696 in dividends. As of November 30, 2020, there were 125,600 shares outstanding and a remaining unamortized discount of $93,956.

Common Stock

The number of shares of common stock authorized is 6,000,000,000, par value $0.001 per share. At November 30, 2020 and 2019, the Company had 241,774,989 and 25,546,452 shares of common stock, respectively, issued and outstanding.

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

On February 3, 2020, the Company issued 1,000,000 shares of common stock to a lender for commitment fees under a securities purchase agreement with the Company.

On February 12, 2020, the Company issued 750,000 shares of common stock to a vendor for public relations services provided to the Company.

On March 19, 2020, the Company issued 1,362,000 shares of its common stock in exchange for the conversion of $1,838 of convertible debt principal.

On June 10, 2020, the Company issued 1,430,000 shares of its common stock in exchange for the conversion of $1,330 of convertible debt principal.

On September 2, 2020, the Company issued 1,501,398 shares of its common stock in exchange for the conversion of $3,243 of convertible debt principal.

On September 22, 2020, the Company issued 1,558,824 shares of its common stock in exchange for the conversion of $7,950 of Series B convertible preferred stock and accrued dividends.

On October 14, 2020, the Company issued 1,606,061 shares of its common stock in exchange for the conversion of $5,300 of Series B convertible preferred stock and accrued dividends.

On October 23, 2020, the Company issued 1,702,424 shares of its common stock in exchange for the conversion of $5,618 of Series B convertible preferred stock and accrued dividends.

On November 2, 2020, the Company issued 1,817,143 shares of its common stock in exchange for the conversion of $3,816 of Series B convertible preferred stock and accrued dividends.

On November 2, 2020, the Company issued 1,819,195 shares of its common stock in exchange for the conversion of $1,583 of convertible debt principal.

On November 4, 2020, the Company issued 1,867,619 shares of its common stock in exchange for the conversion of $3,922 of Series B convertible preferred stock and accrued dividends.

On November 4, 2020, the Company issued 1,909,793 shares of its common stock in exchange for the conversion of $1,662 of convertible debt principal.

On November 5, 2020, the Company issued 1,867,619 shares of its common stock in exchange for the conversion of $3,922 of Series B convertible preferred stock and accrued dividends.

On November 6, 2020, the Company issued 1,867,619 shares of its common stock in exchange for the conversion of $3,922 of Series B convertible preferred stock and accrued dividends.

On November 11, 2020, the Company issued 2,271,429 shares of its common stock in exchange for the conversion of $4,770 of Series B convertible preferred stock and accrued dividends.

On November 11, 2020, the Company issued 2,375,494 shares of its common stock in exchange for the conversion of $2,067 of convertible debt principal.

On November 11, 2020, the Company issued 115,000,000 shares of its common stock to employees and advisors as compensation.

On November 16, 2020, the Company issued 2,372,381 shares of its common stock in exchange for the conversion of $4,982 of Series B convertible preferred stock and accrued dividends.

On November 18, 2020, the Company issued 8,328,571 shares of its common stock in exchange for the conversion of $17,490 of Series B convertible preferred stock and accrued dividends.

On November 19, 2020, the Company issued 7,470,476 shares of its common stock in exchange for the conversion of $15,688 of Series B convertible preferred stock and accrued dividends.

On November 20, 2020, the Company issued 8,429,524 shares of its common stock in exchange for the conversion of $17,702 of Series B convertible preferred stock and accrued dividends.

On November 23, 2020, the Company issued 8,833,333 shares of its common stock in exchange for the conversion of $18,550 of Series B convertible preferred stock and accrued dividends.

On November 23, 2020, the Company issued 9,673,299 shares of its common stock in exchange for the conversion of $8,416 of convertible debt principal.

On November 24, 2020, the Company issued 8,833,333 shares of its common stock in exchange for the conversion of $18,550 of Series B convertible preferred stock and accrued dividends.

On November 25, 2020, the Company issued 9,590,476 shares of its common stock in exchange for the conversion of $20,140 of Series B convertible preferred stock and accrued dividends.

On November 30, 2020, the Company issued 10,990,526 shares of its common stock in exchange for the conversion of $20,882 of Series B convertible preferred stock and accrued dividends.

NOTE 13 - LEGAL PROCEEDINGS

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

NOTE 14 – SEGMENT INFORMATION

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

NOTE 15 – REVENUE RECOGNITION

The Company recognizes revenue when it satisfies performance obligations by the transfer of control of products or services to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those products or services.

The Company recognizes revenue from class 8 heavy duty truck sales to customers when it satisfies its performance obligation, at a point in time, when title to the truck is transferred to the customer and collection of cash is certain. Delivery or shipping charges billed to customers, if applicable, are included in product sales and the related shipping costs are included in cost of goods sold. For the year ended November 30, 2020, the Company recognized sales revenue from the resale of refurbished trucks of $3,324,479, as compared to sales revenue from the resale of refurbished trucks of $3,600,119 during the year ended November 30, 2019.

The Company also recognize revenue from the rental of class 8 heavy-duty trucks to customers. Revenue from these truck rental agreements is recognized based upon the passage of time over the term of the arrangement once control of the underlying asset has been transferred to the customer. The arrangements require weekly payments, and the customer may cancel the agreement at any time by notifying the Company in writing at least 30 days before such termination. For the year ended November 30, 2020, the Company recognized sales revenue from the rental of its trucks of $417,937, as wells as repair income of $26,745, as compared to sales revenue from the rental of its trucks of $235,428 during the year ended November 30, 2019.

NOTE 16 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to November 30, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On December 1, 2020, the Company issued 7,420,000 shares of its common stock in exchange for the conversion of $13,356 of Series B convertible preferred stock and accrued dividends.

On December 9, 2020, the Company issued 12,434,783 shares of its common stock in exchange for the conversion of $8,580 of convertible debt principal.

On December 16, 2020, the Company executed two future receivables sale and purchase agreements with Sutton Funding. Under the agreements, the Company sold an aggregate of $140,000 in future receivables for a purchase amount of $100,000. The aggregate principal amount is payable in daily installments totaling $1,272 until such time that the obligation is fully satisfied.

On December 21, 2020, the Company executed a future receivables sale and purchase agreement with Sutton Funding. Under the agreement, the Company sold an aggregate of $70,000 in future receivables for a purchase amount of $50,000. The aggregate principal amount is payable in daily installments totaling $676 until such time that the obligation is fully satisfied.

On December 30, 2020, the Company sold 53,500 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva, for $50,000 pursuant to a Series B preferred stock purchase agreement.

On January 8, 2021, the Company issued 7,227,273 shares of its common stock in exchange for the conversion of $15,900 of Series B convertible preferred stock and accrued dividends.

On January 11, 2021, the Company issued 11,081,818 shares of its common stock in exchange for the conversion of $24,380 of Series B convertible preferred stock and accrued dividends.

On January 13, 2021, the Company issued 10,095,238 shares of its common stock in exchange for the conversion of $21,200 of Series B convertible preferred stock and accrued dividends.

On January 19, 2021, the Company sold 43,500 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva, for $40,000 pursuant to a Series B preferred stock purchase agreement.

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

DANIELS CORPORATE ADVISORY COMPANY, INC.

Date: March 23, 2021	By:	/s/ NICHOLAS VIOLA
Nicholas Viola
Chief Executive Officer

Date: March 23, 2021	By:	/s/ KEITH L. VOIGTS
Keith L. Voigts
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ NICHOLAS VIOLA	Chief Executive Officer	March 23, 2021
Nicholas Viola	(Principal Executive Officer)

/S/ KEITH L. VOIGTS	Chief Financial Officer	March 23, 2021
Keith L. Voigts	(Principal Financial and Accounting Officer)

35