Form 10-Q
period 2021-02-28
Daniels Corporate Advisory Company, Inc.
filed 2021-04-19
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

As of April 16, 2021, the Registrant had 331,566,178 shares of Common Stock outstanding.

Daniels Corporate Advisory Company, Inc.

INDEX TO FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets at February 28, 2021 (Unaudited) and November 30, 2020	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss and for the Three Months Ended February 28, 2021 and February 29, 2020 (Unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended February 28, 2021 and February 29, 2020 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	27

SIGNATURES		28

PART I. FINANCIAL INFORMATION

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Balance Sheets

	February 28,	November 30,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$240,491	$200,858
Accounts receivable, net	869	2,903
Inventory	465,260	204,704
Prepaid expenses and other current assets	-	82,997
Right of use assets	18,745	24,993
Total current assets	725,365	516,455
Vehicles and equipment, net	888,768	658,985
Total assets	$1,614,133	$1,175,440

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$640,870	$763,383
Accounts payable – related party	584,783	541,034
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts – current portion	901,296	835,734
Derivative liabilities	2,455,821	1,592,017
Lease liabilities	18,745	24,993
Due to related parties	666,658	313,782
Total current liabilities	5,953,173	4,755,943
Notes payable – noncurrent portion	370,477	268,500
Total liabilities	6,323,650	5,024,443

Commitments and contingencies	-	-

Preferred Stock:
Redeemable convertible preferred stock, Series B, $0.001 par value. 1,000,000 shares authorized; 152,000 and 125,600 shares issued and outstanding as of February 28, 2021 and November 30, 2020, respectively	32,916	35,536

Stockholders’ Deficit:
Series A preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of February 28, 2021 and November 30, 2020, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 300,797,682 and 241,774,989 shares issued and outstanding as of February 28, 2021 and November 30, 2020, respectively	300,798	241,775
Additional paid-in capital	8,175,401	7,993,255
Accumulated deficit	(13,154,383)	(12,055,320)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders’ deficit	(4,742,433)	(3,884,539)
Total liabilities, preferred stock and stockholders’ deficit	$1,614,133	$1,175,440

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended February 28,	Three Months Ended February 29,
	2021	2020

Sales	$1,212,942	$1,293,386
Cost of goods sold	823,274	1,098,340
Gross profit	389,668	195,046
Selling, general and administrative expenses	375,582	273,870
Income (loss) from operations	14,086	(78,824)
Other income (expense)
Derivative expense	-	-
Loss on change in derivative liabilities	(832,861)	(934,549)
Interest expense, net	(165,624)	(88,993)
Other expense, net	-	(4,436)
Total other income (expense)	(998,485)	(1,027,978)
Loss before income taxes	(984,399)	(1,106,802)
Provision for income taxes (benefit)	-	-
Net loss	(984,399)	(1,106,802)
Deemed dividend on preferred stock	114,664	-
Net loss attributable to common stockholders	$(1,099,063)	$(1,106,802)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.04)

Weighted-average number of common shares outstanding:
Basic and diluted	279,013,202	25,972,276

Comprehensive loss:
Net loss	$(984,399)	$(1,106,802)
Comprehensive loss	$(1,099,063)	$(1,106,802)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Three Months Ended February 28, 2021

	Series B		Series A						Accumulated
	Callable		Preferred				Additional		Other	Total
	Preferred Stock		Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Loss	Deficit

Balance, November 30, 2020	125,600	$35,536	100,000	$100	241,774,989	$241,775	$7,993,255	$(12,055,320)	$(64,349)	$(3,884,539)

Net loss	-	-	-	-	-	-	-	(984,399)	-	(984,399)
Issuance of preferred stock in connection with sales made under
private or public offerings	97,000	-	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on
Series B preferred stock	-	72,216	-	-	-	-	-	(72,216)	-	(72,216)
Conversion of Series B preferred stock into common stock	(70,600)	(74,836)	-	-	35,824,329	35,824	39,012	-	-	74,836
Relief of derivative liability from conversion of Series B preferred stock
into common stock	-	-	-	-	-	-	108,504	-	-	108,504
Deemed dividends related to conversion feature of
Series B preferred stock	-	-	-	-	-	-	-	(42,448)	-	(42,448)
Issuance of common stock in exchange for consulting, professional
and other services	-	-	-	-	10,763,581	10,764	38,485	-	-	49,249
Conversion of convertible notes and accrued interest into
common stock	-	-	-	-	12,434,783	12,435	(3,855)	-	-	8,580

Balance, February 28, 2021	152,000	$32,916	100,000	$100	300,797,682	$300,798	$8,175,401	$(13,154,383)	$(64,349)	$(4,742,433)

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Three Months Ended February 29, 2020

	Series B Callable		Series A						Accumulated
	Preferred		Preferred				Additional		Other	Total
	Stock		Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Loss	Deficit

Balance, November 30, 2019	-	$-	100,000	$100	25,546,452	$25,546	$7,171,768	$(10,648,579)	$(64,349)	$(3,515,514)

Net loss	-	-	-	-	-	-	-	(1,106,802)	-	(1,106,802)
Issuance of common stock in exchange for consulting, professional
and other services	-	-	-	-	1,750,000	1,750	21,250	-	-	23,000

Balance, February 29, 2020	-	$-	100,000	$100	27,296,452	$27,296	$7,193,018	$(11,755,381)	$(64,349)	$(4,599,316)

The accompanying notes are an integral part of these financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended February 28,	Three Months Ended February 29,
	2021	2020
Cash flows from operating activities of continuing operations:
Net loss	$(984,399)	$(1,106,802)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	35,473	10,902
Amortization of debt discount	-	20,496
Common stock issued in exchange for fees and services	49,249	23,000
Loss on change in derivative liabilities	832,861	934,549
Changes in operating assets and liabilities:
Accounts receivable	2,033	(572)
Inventory	(260,555)	27,243
Prepaid expenses and other current assets	86,000	18,190
Right of use assets and lease liabilities	-	21
Accounts payable and accrued liabilities	(88,437)	64,382
Related party payables	359,546	(9,260)
Other noncurrent liabilities	158,651	-
Net cash provided by (used in) operating activities	190,422	(17,851)

Cash flows from investing activities:
Purchase of vehicles and equipment	(265,257)	(38,605)
Net cash used in financing activities	(265,257)	(38,605)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	97,000	-
Proceeds from issuance of convertible notes	-	50,000
Proceeds from notes payable	82,189	-
Proceeds from related party payables	-	(10,000)
Repayments of notes payable	(64,721)	-
Net cash provided by financing activities	114,468	40,000

Net increase (decrease) in cash and cash equivalents	39,633	(16,456)
Cash and cash equivalents at beginning of period	200,858	75,914
Cash and cash equivalents at end of period	$240,491	$59,458

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes and accrued interest into common stock	$8,580	$-
Conversion of Series B preferred stock into common stock	$74,836	$-
Discount for issuance costs and/or beneficial conversion features on convertible notes	$-	$2,500
Accrued dividends and accretion of conversion feature on Series B preferred stock	$72,217	$-
Deemed dividends related to conversion feature of Series B preferred stock	$42,447	$-
Relief of derivative liability from conversion of Series B preferred stock into common stock	$108,504	$-

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

The Company formed Payless Truckers, Inc. (“Payless”), a wholly-owned subsidiary which was incorporated in the State of Nevada, on April 11, 2018. Payless is a trucking company whose principal business is to acquire, refurbish, add location electronics, advertise and sell or lease commercial vehicles to long haul drivers.

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended November 30, 2020 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2021. The results of operations for the three months ended February 28, 2021, are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2021.

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

Inventory

Inventory consists of well-maintained, class 8 heavy duty trucks primarily acquired at auction. Inventory is valued at the lower of cost (specific identification method) or net realizable value. An allowance for potential non-saleable inventory due to movement, current conditions or obsolescence is based upon a review of inventory quantities, past history and expected future usage. The Company believes that no write-down for slow moving or obsolete inventory is necessary as of February 28, 2021.

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

Revenue is recognized and related accounts receivable is recorded when the Company has transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. We had accounts receivable totaling $869 and $2,903 as of February 28, 2021 and November 30, 2020, respectively.

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

Vehicles and Equipment, Net

Vehicles and equipment, net is reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with partial early adoption permitted for eliminated disclosures. The method of adoption varies by the disclosure. The Company adopted the new standard effective December 1, 2020 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Effective December 15, 2016, Mr. Viola entered into a $685,000 convertible promissory note agreement with the Company and forgave all remaining amounts outstanding at that time. The note matured on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common stock at a discount to market of 50% at any time. No repayment or conversion of the note occurred as of February 28, 2021, and no notice of default has been issued.

During 2016, Mr. Viola personally funded $10,200 in expenses on behalf of the Company. These advances were made interest free with no maturity date. No repayments have been made against these advances as of February 28, 2021.

Mr. Viola is entitled to receive a salary of $175,000 annually. Mr. Viola has deferred all cash payments of his base salary in an effort to help the Company fund its operations. At February 28, 2021 and November 30, 2020, the total amount of accrued compensation owed to Mr. Viola was $584,784 and $541,034, respectively.

The Company’s wholly-owned subsidiary Payless Truckers, Inc. have received net loan proceeds aggregating $372,388 from a related party to help fund the subsidiary’s operations. The loans currently bear interest at rates ranging between 35% - 40%, are secured by certain inventory assets and are payable on demand.

Two companies owned by Payless’ President and certain family members has loaned the Company floor plan financing for a monthly fee per truck financed. During the three months ended February 28, 2021, financing fees and interest totaling approximately $2,134 were paid to the related party. At February 28, 2021, the outstanding loan balance was $150,570.

A company owned by Payless’s President serves as an authorized agent to sell trucks for the Company. During the three months ended February 28, 2021, sales commissions of $26,500 were paid to the related party.

A different company owned by a brother of Payless’ president performs contract services, including sales and shop work, for the Company. During the three months ended February 28, 2021, sales commissions and shop work of $12,399 were paid to the related party.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the three months ended February 28, 2021, the Company incurred a net loss attributable to stockholders of $1,099,063. The Company has relied, in large part, upon proceeds received from the issuance of Series B convertible preferred stock, convertible debt and loans from related parties to fund its operations. As of February 28, 2021, the Company had outstanding indebtedness, net of discounts, of $1,956,773 and had $240,491 in cash.

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

NOTE 5 - COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2021.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

None.

NOTE 7 - VEHICLES AND EQUIPMENT

The following table sets forth the components of the Company’s Vehicles and equipment at February 28, 2021 and November 30, 2020:

	February 28, 2021			November 30, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	6,432	(2,274)	4,158	6,432	(1,738)	4,694
Vehicles	976,421	(91,811)	884,610	711,164	(56,873)	654,291
Total property and equipment	$806,681	$(94,085)	$888,768	$717,596	$(58,611)	$658,985

For the three months ended February 28, 2021 and February 29, 2020, the Company recorded depreciation expense of $35,473 and $10,902, respectively.

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

Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recorded ROU assets of $18,745 in assets and lease liabilities of $18,745 for operating leases as of February 28, 2021. For the three months ended February 28, 2021, the Company recognized approximately $16,465 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating right-of-use assets and related lease liabilities were as follows:

Cash paid for operating lease liabilities	$7,500
Weighted-average remaining lease term (in years)	0.7
Weighted-average discount rate	10.0%
Minimum future lease payments	20,624

The following table presents the Company’s future minimum lease obligation under ASC 840 as of November 30, 2020:

2021 fiscal year	$27,500

NOTE 9 - LEGAL PROCEEDINGS

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

NOTE 10 - INCOME TAXES

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the three months ended February 28, 2021 and February 29, 2020:

	February 28, 2021	February 29, 2020
Tax provision (recovery) at effective tax rate (21%)	$(206,724)	$(232,428)
Change in valuation reserve	206,724	232,428
Tax provision (recovery), net	$–	$–

As of February 28, 2021, the Company had approximately $13.2 million in net operating loss carry forwards for federal income tax purposes which expire at various dates through 2039. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	February 28, 2021	November 30, 2020
Net operating loss carry forwards available at effective tax rate (21%)	$2,762,000	$2,532,000
Valuation Allowances	(2,762,000)	(2,532,000)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $2.8 million at February 28, 2021. The Company did not utilize any NOL deductions for the three months ended February 28, 2021.

NOTE 11 - NOTES PAYABLE

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of February 28, 2021, the note balance was $55,224 and all associated loan discounts were fully amortized.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. On January 9, 2019, $6,325 of principal was converted into 210,850,000 shares of the Company’s common stock. On January 15, 2019, $6,325 of principal was converted into 210,850,000 shares of the Company’s common stock. See Note 11. As of February 28, 2021, the note balance was $98,459 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of February 28, 2021, the note balance was $4,000 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. The Company amended its convertible note agreement to allow for additional principal borrowings. As of February 28, 2021, the note balance was $70,120 and all associated loan discounts were fully amortized.

On October 15, 2018, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $350,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on July 15, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.67% to 2.70%; Dividend rate of 0%; and, historical volatility rates ranging from 390% to 423%. As of February 28, 2021, the note balance was $350,000 and all associated loan discounts were fully amortized.

On February 14, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $57,750, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on November 14, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.53% to 2.540%; Dividend rate of 0%; and, historical volatility rates ranging from 309% to 339%. As of February 28, 2021, the note balance was $57,750 and all associated loan discounts were fully amortized.

On July 22, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $75,250, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on April 22, 2020. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 1.95%; Dividend rate of 0%; and, historical volatility rates ranging from 1,313% to 1,467%. As of February 28, 2021, the note balance was $75,250 and all associated loan discounts were fully amortized.

On September 10, 2020, the Company executed two future receivables sale and purchase agreements with Sutton Funding. Under the agreements, the Company sold an aggregate of $67,200 in future receivables for a purchase amount of $48,000. The aggregate principal amount is payable in daily installments totaling $538 until such time that the obligation is fully satisfied. On December 16, 2020 and December 21, 2020, the Company executed three future receivables sale and purchase agreements with Sutton Funding. Under the agreements, the Company sold an aggregate of $148,400 in future receivables for a purchase amount of $120,000 which include the remaining balances due on the September 10, 2020 loans. The aggregate principal amount is payable in daily installments totaling $1,607 until such time that the obligation is fully satisfied.

On September 10, 2020, the Company executed a merchant cash advance agreement with Biz Buzz Capital. Under the agreement, the Company sold an aggregate of $57,200 in future receivables for a purchase amount of $40,000. The aggregate principal amount is payable in weekly installments totaling $3,180 until such time that the obligation is fully satisfied.

As of February 28, 2021, the total outstanding principal on these future receivable sale and purchase agreements was approximately $83,434.

From time to time, the Company issues secured promissory notes to individual lenders to finance truck purchases for the Company’s rental program. Annual interest rates on such notes are generally 30% with terms of 48 months. As of February 28, 2021, the total amount outstanding under such notes was $370,477, with aggregate monthly payments of principal and interest of $16,635.

NOTE 12 - DERIVATIVE LIABILITIES

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

As of February 28, 2021 and November 30, 2020, the estimated fair value of derivative liability was determined to be $2,455,821 and $1,592,017, respectively. The change in the fair value of derivative liabilities for the three months ended February 28, 2021 was $832,861 resulting in an aggregate loss on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at November 30, 2020:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$1,592,017	$–	$–	$1,592,017	$1,592,017
Total derivative liabilities	$1,592,017	$–	$–	$1,592,017	$1,592,017

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at February 28, 2021:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$2,455,821	$–	$–	$2,455,821	$2,455,821
Total derivative liabilities	$2,455,821	$–	$–	$2,455,821	$2,455,821

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended February 28, 2021:

Derivative Liabilities
Fair value, November 30, 2020	$1,592,017
Additions	139,447
Relief from conversion of preferred stock	(108,504)
Change in fair value	832,861
Fair value, February 28, 2021	$2,455,821

NOTE 13 – EQUITY

The Company is authorized to issue two classes of shares being designated preferred stock and common stock.

Preferred Stock

The number of shares of preferred stock authorized is 50,100,000, par value $0.001 per share. At February 28, 2021 and November 30, 2020, the Company had 100,000 shares of Series A preferred stock issued and outstanding, and 152,000 and 125,600 shares of Series B preferred stock issued and outstanding, respectively.

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

On December 31, 2020, the Company sold 53,500 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $50,000 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. The Company recorded a derivative liability of $88,694, valued using the Black-Scholes Model, associated with Series B preferred shares.

On January 13, 2021, the Company sold 43,500 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva, for $40,000 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. The Company recorded a derivative liability of $50,753, valued using the Black-Scholes Model, associated with Series B preferred shares.

Common Stock

The number of shares of common stock authorized is 6,000,000,000, par value $0.001 per share. At February 28, 2021 and November 30, 2020, the Company had 300,797,682 and 241,774,989 shares of common stock, respectively, issued and outstanding.

On December 1, 2020, the Company issued 7,420,000 shares of its common stock in exchange for the conversion of $13,356 of Series B convertible preferred stock and accrued dividends.

On December 9, 2020, the Company issued 12,434,783 shares of its common stock in exchange for the conversion of $8,580 of convertible debt principal.

On January 8, 2021, the Company issued 5,763,581 shares of common stock to two contractors for consulting services provided to the Company.

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

On February 23, 2021, the Company issued 5,000,000 shares of common stock to two contractors for consulting services provided to the Company.

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

The Company recognizes revenue from class 8 heavy duty truck sales to customers when it satisfies its performance obligation, at a point in time, when title to the truck is transferred to the customer and collection of cash is certain. Delivery or shipping charges billed to customers, if applicable, are included in product sales and the related shipping costs are included in cost of goods sold. For the three months ended February 28, 2021, the Company recognized sales revenue from the resale of refurbished trucks of $998,007, as compared to sales revenue from the resale of refurbished trucks of $1,269,593 during the three months ended February 29, 2020.

The Company also recognize revenue from the rental of class 8 heavy-duty trucks to customers. Revenue from these truck rental agreements is recognized based upon the passage of time over the term of the arrangement once control of the underlying asset has been transferred to the customer. The arrangements require weekly payments, and the customer may cancel the agreement at any time by notifying the Company in writing at least 30 days before such termination. For the three months ended February 28, 2021, the Company recognized sales revenue from the rental of its trucks of $209,640, as wells as repair income of $5,295, as compared to sales revenue from the rental of its trucks of $123,787 during the three months ended February 29, 2020.

NOTE 16 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to February 28, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On March 2, 2021, the Company sold 43,500 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva, for $40,000 pursuant to a Series B preferred stock purchase agreement.

ITEM 2. MANAGEMNT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

February 28, 2021:

Our Consolidated quarterly results are indicative of an incubator fulfilling its corporate aim of successfully achieving its goal of advising and financing its premier subsidiary in the Transportation Services segment of the Trucking Industry. Daniels continued to umbrella the expansion efforts of its subsidiary through financing sources that continue to be expensive in nature. Management believes the capital costs were warranted and helped produce a stellar performance for its key growth engine – Payless Truckers, Inc.

The February 28, 2021 Quarter - The Payless Truckers Subsidiary had Total Revenues of $1,212,942 for the quarter and Gross Profit of $389,668. Its net profit was $84,668 and its EBITDA $164,516. Gross Margins / profits expanded significantly for both business segments due to strong product demand and improved cost controls. The Daniels subsidiary is on track to do close to $4.5 Million in revenue with significant profit potential. In comparison, for entire fiscal year 2020, Payless booked a small loss and EBITDA of $71,470.

The flip segment of our subsidiary – that could be categorized as “truck trading” - selectively buys, adds electronic improvements for safety and location, provides cosmetics, advertises and resells – booked Truck re-sales of $995,852. Astute trading acquired the trucks at a direct cost of $686,296. Added related costs produced a segment cost of goods sold of $757,430, for 24% gross profit margin. During the quarter, especially In January and February, truck prices were strong, allowing our re-sales to generate high margins.

The Program segment of our subsidiary – our rental fleet that now numbers twenty-two trucks – had rental income of $209,640 for the quarter with direct costs of only $5,000. A year ago, this segment only generated $22,000 In rental income with nominal costs. This segment continues to be a high margin business, and the business segment that has the potential to be scale-able for significant growth because of its predictable gross cash flow / earnings potential stream.

During the quarter ending February 28, 2021, the Rule 144 aging process continued to mature for In- house, longer term financing. One hundred & Fifteen Million equity shares were individual grants by the parent company as an addendum to the original start-up agreement. The grants were created for a specific purpose – for Senior oversight financial management. operations managers and retained consultants – to participate voluntarily in the growth of the Payless Subsidiary and ultimately in subsequent client/subsidiaries. The Grant shares will be eligible for sale during May 2021.

Negotiations with long term straight debt non-dilutive lenders and Preferred Stock financiers started in earnest during the quarter and progressed to a point where Daniels’ senior management believes levered financing to take Payless to the first plateau – of 100 rental fleet trucks- is achievable and will start during the May 31, 2021 Quarter. Leveraged finance closings will occur in stages supported by insider sales of equity shares already counted in the outstanding share count of Daniels. The timing of equity sales will be to meet the current operating capacity of Payless. Board level discussions are taking place to expand the Payless operating facility to speed up the expansion. (Relocation to larger rental quarters may be necessary).

The combination of straight debt, Preferred Stock and timed insider equity capital sales/ infusions will reduce dependence on expensive private loans secured against trucks. Blended Public market-rates for financing, will allow Daniels / Payless to service a larger debt load and accelerate growth prospects. Our cost of capital will drop significantly from current levels.

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

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2021.

Liquidity and Capital Resources

As of February 28, 2021, we had $240,491 in cash and cash equivalents and a working capital deficit of $5,227,808.

Net cash provided by operating activities was $190,422 for the three months ended February 28, 2021, compared to net provided by operating activities of $17,851 during the three months ended February 29, 2020. The increase in net cash provided by operating activities is primarily attributable to the change in our working capital assets and decrease in net loss.

Net cash used in investing activities was $265,257 for the three months ended February 28, 2021, compared to $38,605 during the three months ended February 29, 2020. The increase in net cash used is directly attributable to the number of trucks purchased for use in our credit rebuilding business line.

Net cash provided by financing activities was $114,468 for the three months ended February 28, 2021, compared to net cash provided of $40,000 during the three months ended February 29, 2020. The increase in net cash provided by financing activities is directly related to proceeds received from the issuance of Series B convertible preferred stock. During the three months ended February 28, 2021, we received proceeds of $97,000 from the issuance of Series B convertible preferred stock to fund operations. This compares to proceeds of $50,000 received from the issuance of convertible debt received during the three months ended February 29, 2020.

Our primary source of liquidity has been proceeds received from the issuance of Series B convertible preferred stock, convertible debt and loans from related parties. In addition, cash flow generated by our subsidiary Payless Truckers has helped to sustain the consolidated group.

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

Comparison of the Three Months Ended February 28, 2021 to the Three Months Ended February 29, 2020 Results of Operations

Sales

Sales totaled $1,212,942 which were comprised of (i) $998,007 from the resale of refurbished trucks and (ii) $209,640 from vehicle rental agreements, and (iii) $5,295 from other miscellaneous sources for the three months ended February 28, 2021, compared to sales $1,293,386 which were comprised of (i) $1,169,593 from the resale of refurbished trucks and (ii) $123,787 from vehicle rental agreements during the three months ended February 29, 2020.

Gross Profit

Gross profit is calculated by subtracting cost of goods sold from sales. Gross profit percentage is calculated by dividing gross margins by revenue. Current gross profit percentages may not be indicative of future gross profit performance. Gross profit totaled $389,668 for the three months ended February 28, 2021, compared to $195,046 during the three months ended February 29, 2020, respectively. Gross profit percentage was 32.1% and 15.1% for the three months ended February 28, 2021 and February 29, 2020, respectively. The increase in gross profit and gross profit percentage for the current year period is attributable to an increase in revenues from truck rental agreements, which typically yield higher profit margins, and improved profit margins from the resale of our trucks.

Operating Expenses

Operating expenses are primarily comprised of compensation, facilities costs and outsourced services. Operating expenses totaled $375,582 for the three months ended February 28, 2021, compared to operating expenses of $273,870 during the three months ended February 29, 2020 representing an increase of $101,712 or 37.1%. The increase in operating expenses is generally related to the increase in our use of consulting and professional services for corporate matters and financing efforts.

Other Expenses

Other expenses totaled $998,485 for the three months ended February 28, 2021, compared to other expenses of $1,027,978 during the three months ended February 29, 2020 representing a decrease of $29,493 or 2.9%. Interest expense increased to $165,624 for the three months ended February 28, 2021 from $88,993 during the three months ended February 29, 2020. The increase in interest expense is due to an increase in debt utilized to purchase trucks for our leasing program. We recorded a loss from the change in fair value of derivative liabilities of $832,861 during the three months ended February 28, 2021, compared to a loss from the change in fair value of derivative liabilities of $934,549 during the three months ended February 29, 2020.

Net Income Attributable to Common Stockholders

The Company incurred a net loss attributable to common stockholders of $1,099,063 for the three months ended February 28, 2021, compared to a net loss of $1,106,802 incurred during the three months ended February 29, 2020. The decrease in our net loss attributable to common stockholders is largely attributable to the increase in our gross profits offset in part by deemed dividends of $114,664 to our Series B preferred stockholders. There were no deemed dividends to preferred stockholders during the three months ended February 29, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of February 28, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of February 28, 2021 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2020 filed with the SEC on March 24, 2021.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

Except as set forth below, there were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On December 1, 2020, the Company issued 7,420,000 shares of its common stock in exchange for the conversion of $13,356 of Series B convertible preferred stock and accrued dividends.

On December 9, 2020, the Company issued 12,434,783 shares of its common stock in exchange for the conversion of $8,580 of convertible debt principal.

On January 8, 2021, the Company issued 5,763,581 shares of common stock to two contractors for consulting services provided to the Company.

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

On February 23, 2021, the Company issued 5,000,000 shares of common stock to two contractors for consulting services provided to the Company.

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

Signature	Title	Date

/S/ NICHOLAS VIOLA	Chief Executive Officer	April 19, 2021
Nicholas Viola	(Principal Executive Officer)

/S/ KEITH L. VOIGTS	Chief Financial Officer	April 19, 2021
Keith L. Voigts	(Principal Financial and Accounting Officer)

