Form 10-Q
period 2021-05-31
Daniels Corporate Advisory Company, Inc.
filed 2021-07-15
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

As of July 13, 2021, the Registrant had 497,490,535 shares of Common Stock outstanding.

Daniels Corporate Advisory Company, Inc.

PART I. FINANCIAL INFORMATION

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Balance Sheets

May 31, 2021 and November 30, 2020

	May 31,	November 30,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$159,572	$200,858
Accounts receivable, net	13,246	2,903
Inventory	557,735	204,704
Prepaid expenses and other current assets	-	82,997
Right of use assets	12,497	24,993
Total current assets	743,050	516,455
Property and equipment, net	808,829	658,985
Total assets	$1,551,879	$1,175,440

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,429,173	$1,304,417
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	774,727	835,734
Derivative liabilities	1,244,053	1,592,017
Lease liabilities	12,497	24,993
Related party payables	447,189	313,782
Total current liabilities	4,592,639	4,755,943
Other noncurrent liabilities	402,315	268,500
Total liabilities	4,994,954	5,024,443

Commitments and contingencies	-	-

Preferred Stock:
Redeemable convertible preferred stock, Series B, $0.001 par value. 1,000,000 shares authorized; 195,500 and 125,600 shares issued and outstanding as of May 31, 2021 and November 30, 2020, respectively	65,191	35,536

Stockholders’ Deficit:
Series A preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of May 31, 2021 and November 30, 2020, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 430,628,781 and 241,774,989 shares issued and outstanding as of May 31, 2021 and November 30, 2020, respectively	430,629	241,775
Additional paid-in capital	8,278,785	7,993,255
Accumulated deficit	(12,153,431)	(12,055,320)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders’ deficit	(3,508,266)	(3,884,539)
Total liabilities, preferred stock and stockholders’ deficit	$1,551,879	$1,175,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three and Six Months Ended May 31, 2021 and 2020

	Three Months Ended May 31,	Three Months Ended May 31,	Six Months Ended May 31,	Six Months Ended May 31,
	2021	2020	2021	2020

Sales	$1,142,479	$797,925	$2,355,421	$2,091,311
Cost of goods sold	835,108	671,549	1,658,382	1,769,889
Gross profit	307,371	126,376	697,039	321,422
Selling, general and administrative expenses	288,625	209,449	664,207	483,319
Income (loss) from operations	18,746	(83,073)	32,832	(161,897)
Other income (expense)
Gain (loss) on change in derivative liabilities	1,257,168	(163,000)	424,307	(1,097,549)
Interest expense, net	(192,640)	(77,711)	(358,264)	(166,704)
Other income (expense), net	12,297	-	12,297	(4,436)
Total other income (expense)	1,076,825	(240,711)	78,340	(1,268,689)
Income (loss) before income taxes	1,095,571	(323,784)	111,172	(1,430,586)
Provision for income taxes (benefit)	-	-	-	-
Net income (loss)	1,095,571	(323,784)	111,172	(1,430,586)
Deemed dividend on preferred stock	94,619	401,452	209,283	401,452
Net income (loss) attributable to common stockholders	1,000,952	(725,236)	$(98,111)	$(1,832,038)

Basic and diluted earnings (loss) per common share	$0.00	$(0.03)	$(0.00)	$(0.07)

Weighted-average number of common shares outstanding:
Basic and diluted	341,214,983	28,377,169	310,455,861	27,181,294

Comprehensive loss:
Net income (loss)	$1,095,571	$(323,784)	$111,172	$(1,430,586)
Comprehensive income (loss)	$1,095,571	$(323,784)	$111,172	$(1,430,586)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Three Months Ended May 31, 2021 and 2020

For the Three Months Ended May 31, 2020

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, February 29, 2020	-	$-	100,000	$100	27,296,452	$27,296	$7,193,018	$(11,755,381)	$(64,349)	$(4,599,316)

Net income (loss)	-	-	-	-	-	-	-	(323,784)	-	(323,784)
Issuance of preferred stock in connection with sales made under private or public offerings, net of costs and discounts	176,000	-	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	23,991	-	-	-	-	-	(23,991)	-	(23,991)
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(377,461)	-	(377,461)
Conversion of convertible notes and accrued interest into common stock	-	-	-	-	1,362,000	1,362	477	-	-	1,839

Balance, May 31, 2020	176,000	$23,991	100,000	$100	28,658,452	$28,658	$7,193,495	$(12,480,617)	$(64,349)	$(5,322,713)

For the Three Months Ended May 31, 2021

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, February 28, 2021	152,000	$32,916	100,000	$100	300,797,682	$300,798	$8,175,401	$(13,154,383)	$(64,349)	$(4,742,433)

Net income (loss)	-	-	-	-	-	-	-	1,095,571	-	1,095,571
Issuance of preferred stock in connection with sales made under private or public offerings	98,500	8,230	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	82,345	-	-	-	-	-	(82,345)	-	(82,345)
Conversion of Series B preferred stock into common stock	(55,000)	(58,300)	-	-	27,761,905	27,762	30,538	-	-	58,300
Relief of derivative liability from conversion of Series B preferred stock into common stock	-	-	-	-	-	-	57,145	-	-	57,145
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(12,274)	-	(12,274)
Conversion of convertible notes and accrued interest into common stock	-	-	-	-	102,069,194	102,069	15,701	-	-	117,770

Balance, May 31, 2021	195,500	$65,191	100,000	$100	430,628,781	$430,629	$8,278,785	$(12,153,431)	$(64,349)	$(3,508,266)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Six Months Ended May 31, 2021 and 2020

For the Six Months Ended May 31, 2020

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		AdditionalPaid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, November 30, 2019	-	$-	100,000	$100	25,546,452	$25,546	$7,171,768	$(10,648,579)	$(64,349)	$(3,515,514)

Net income (loss)	-	-	-	-	-	-	-	(1,430,586)	-	(1,430,586)
Issuance of preferred stock in connection with sales made under private or public offerings, net of costs and discounts	176,000	-	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	23,991	-	-	-	-	-	(23,991)	-	(23,991)
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(377,461)	-	(377,461)
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	1,750,000	1,750	21,250	-	-	23,000
Issuance of common stock in lieu of cash for accounts payable and other accrued obligations	-	-	-	-	1,362,000	1,362	477	-	-	1,839

Balance, May 31, 2020	176,000	$23,991	100,000	$100	28,658,452	$28,658	$7,193,495	$(12,480,617)	$(64,349)	$(5,322,713)

For the Six Months Ended May 31, 2021

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, November 30, 2020	125,600	$35,536	100,000	$100	241,774,989	$241,775	$7,993,255	$(12,055,320)	$(64,349)	$(3,884,539)

Net income	-	-	-	-	-	-	-	111,172	-	111,172
Issuance of preferred stock in connection with sales made under private or public offerings, net of costs and discounts	195,500	8,230	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	154,561	-	-	-	-	-	(154,561)	-	(154,561)
Conversion of Series B preferred stock into common stock	(125,600)	(133,136)	-	-	63,586,234	63,586	69,550	-	-	133,136
Relief of derivative liability from conversion of Series B preferred stock into common stock	-	-	-	-	-	-	165,649	-	-	165,649
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(54,722)	-	(54,722)
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	10,763,581	10,764	38,485	-	-	49,249
Conversion of convertible notes and accrued interest into common stock	-	-	-	-	114,503,977	114,504	11,846	-	-	126,350

Balance, May 31, 2021	195,500	$65,191	100,000	$100	430,628,781	$430,629	$8,278,785	$(12,153,431)	$(64,349)	$(3,508,266)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended May 31, 2021 and 2020

	Six Months Ended May 31,	Six Months Ended May 31,
	2021	2020
Cash flows from operating activities of continuing operations:
Net income (loss)	$111,172	$(1,430,586)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	77,598	23,211
Amortization of debt discount	-	31,637
Common stock issued in exchange for fees and services	49,249	23,000
Gain (loss) on change in derivative liabilities	(424,307)	1,097,549
Gain (loss) on disposal of property and equipment	(12,297)	-
Changes in operating assets and liabilities:
Accounts receivable	(10,344)	(14,028)
Inventory	(353,030)	178,706
Prepaid expenses and other current assets	86,000	17,190
Right of use assets and lease liabilities	-	20
Accounts payable and accrued liabilities	162,732	18,917
Related party payables	140,077	58,536
Other noncurrent liabilities	217,475	-
Net cash provided by operating activities	44,325	4,152

Cash flows from investing activities:
Purchase of property and equipment	(215,145)	(75,683)
Net cash (used in) financing activities	(215,145)	(75,683)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	195,500	176,000
Proceeds from issuance of convertible notes	-	30,000
Proceeds from commercial loans payable	82,189	-
Proceeds from related party payables	-	(10,000)
Repayments of commercial loans payable	(148,155)	-
Net cash provided by financing activities	129,534	196,000

Net (decrease) increase in cash and cash equivalents	(41,286)	124,469
Cash and cash equivalents at beginning of period	200,858	75,914
Cash and cash equivalents at end of period	$159,572	$200,383

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes and accrued interest into common stock	$126,350	$1,839
Conversion of Series B preferred stock into common stock	$133,136	$-
Discount for issuance costs and/or beneficial conversion features on convertible notes	$-	$2,500
Accrued dividends and accretion of conversion feature on Series B preferred stock	$154,562	$23,991
Deemed dividends related to conversion feature of Series B preferred stock	$54,721	$377,461
Relief of derivative liability from conversion of Series B preferred stock into common stock	$165,650	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company believes these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of its consolidated financial position and consolidated results of operations for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended November 30, 2020 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2021. The results of operations for the three and six months ended May 31, 2021, are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2021.

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

Inventory

Inventory consists of well-maintained, class 8 heavy duty trucks primarily acquired at auction. Inventory is valued at the lower of cost (specific identification method) or net realizable value. An allowance for potential non-saleable inventory due to movement, current conditions or obsolescence is based upon a review of inventory quantities, past history and expected future usage. The Company believes that no write-down for slow moving or obsolete inventory is necessary as of May 31, 2021.

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

Revenue is recognized and related accounts receivable is recorded when the Company has transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. We had accounts receivable totaling $13,246 and $2,903 as of May 31, 2021 and November 30, 2020, respectively.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company currently rents space from its president, Mr. Arthur Viola. This is a month-to-month rental and there is no commitment beyond each month. The monthly rent expense is $2,100.

Effective December 15, 2016, Mr. Viola entered into a $685,000 convertible promissory note agreement with the Company and forgave all remaining amounts outstanding at that time. The note matured on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common stock at a discount to market of 50% at any time. No repayment or conversion of the note occurred as of May 31, 2021, and no notice of default has been issued.

During 2016, Mr. Viola personally funded $10,200 in expenses on behalf of the Company. These advances were made interest free with no maturity date. No repayments have been made against these advances as of May 31, 2021.

Mr. Viola is entitled to receive a salary of $175,000 annually. Mr. Viola has deferred all cash payments of his base salary in an effort to help the Company fund its operations. At May 31, 2021 and November 30, 2020, the total amount of accrued compensation owed to Mr. Viola was $628,534 and $541,034, respectively.

The Company’s wholly-owned subsidiary Payless Truckers, Inc. have received net loan proceeds aggregating $232,167 from a related party to help fund the subsidiary’s operations. The loans currently bear interest at rates ranging between 35% - 40%, are secured by certain inventory assets and are payable on demand.

Two companies owned by Payless’ President and certain family members has loaned the Company floor plan financing for a monthly fee per truck financed. During the six months ended May 31, 2021, financing fees and interest totaling approximately $2,134 were paid to the related party. At May 31, 2021, the outstanding loan balance was $52,162.

A company owned by Payless’s President serves as an authorized agent to sell trucks for the Company. During the six months ended May 31, 2021, sales commissions of $26,500 were paid to the related party.

A different company owned by a brother of Payless’ president performs contract services, including sales and shop work, for the Company. During the six months ended May 31, 2021, sales commissions and shop work of $12,399 were paid to the related party.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the six months ended May 31, 2021, the Company incurred a net loss attributable to stockholders of $98,111. The Company has relied, in large part, upon proceeds received from the issuance of Series B convertible preferred stock, convertible debt and loans from related parties to fund its operations. As of May 31, 2021, the Company had outstanding indebtedness, net of discounts, of $1,862,043 and had $159,572 in cash.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

None.

NOTE 7 - PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s Vehicles and equipment at May 31, 2021 and November 30, 2020:

	May 31, 2021			November 30, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	6,540	(2,809)	3,731	6,432	(1,738)	4,694
Vehicles	934,285	(129,187)	805,098	711,164	(56,873)	654,291
Total property and equipment	$940,825	$(135,996)	$808,829	$717,596	$(58,611)	$658,985

For the six months ended May 31, 2021 and 2020, the Company recorded depreciation expense of $77,598 and $23,211, respectively.

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

Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recorded ROU assets of $12,497 in assets and lease liabilities of $12,497 for operating leases as of May 31, 2021. For the three months ended May 31, 2021, the Company recognized approximately $26,680 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating right-of-use assets and related lease liabilities were as follows:

Cash paid for operating lease liabilities	$13,750
Weighted-average remaining lease term (in years)	0.4
Weighted-average discount rate	10.0%
Minimum future lease payments	13,750

The following table presents the Company’s future minimum lease obligation under ASC 840 as of November 30, 2020:

2021 fiscal year	$27,500

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

NOTE 10 - INCOME TAXES

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the three months ended May 31, 2021 and 2020:

	May 31, 2021	May 31, 2020
Tax provision (recovery) at effective tax rate (21%)	$23,346	$(300,423)
Change in valuation reserve	(23,346)	300,423
Tax provision (recovery), net	$–	$–

As of May 31, 2021, the Company had approximately $12.2 million in net operating loss carry forwards for federal income tax purposes which expire at various dates through 2039. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	May 31, 2021	November 30, 2020
Net operating loss carry forwards available at effective tax rate (21%)	$2,552,000	$2,532,000
Valuation Allowances	(2,552,000)	(2,532,000)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $2.6 million at May 31, 2021. The Company did not utilize any NOL deductions for the six months ended May 31, 2021.

NOTE 11 - NOTES PAYABLE

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of May 31, 2021, the note balance was $55,224 and all associated loan discounts were fully amortized.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of May 31, 2021, the note balance was $98,459 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of May 31, 2021, the note balance was $4,000 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. The Company amended its convertible note agreement to allow for additional principal borrowings. During the six months ended May 31, 2021, $78,700 of principal and $47,650 of accrued interest was converted into 114,503,977 shares of the Company’s common stock. See Note 11. As of May 31, 2021, the note balance was $0 and all associated loan discounts were fully amortized.

On October 15, 2018, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $350,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on July 15, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.67% to 2.70%; Dividend rate of 0%; and, historical volatility rates ranging from 390% to 423%. As of May 31, 2021, the note balance was $350,000 and all associated loan discounts were fully amortized.

On February 14, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $57,750, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on November 14, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.53% to 2.540%; Dividend rate of 0%; and, historical volatility rates ranging from 309% to 339%. As of May 31, 2021, the note balance was $57,750 and all associated loan discounts were fully amortized.

On July 22, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $75,250, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on April 22, 2020. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 1.95%; Dividend rate of 0%; and, historical volatility rates ranging from 1,313% to 1,467%. As of May 31, 2021, the note balance was $75,250 and all associated loan discounts were fully amortized.

On September 10, 2020, the Company executed two future receivables sale and purchase agreements with Sutton Funding. Under the agreements, the Company sold an aggregate of $67,200 in future receivables for a purchase amount of $48,000. The aggregate principal amount is payable in daily installments totaling $538 until such time that the obligation is fully satisfied. On December 16, 2020 and December 21, 2020, the Company executed three future receivables sale and purchase agreements with Sutton Funding. Under the agreements, the Company sold an aggregate of $148,400 in future receivables for a purchase amount of $120,000 which include the remaining balances due on the September 10, 2020 loans. The aggregate principal amount is payable in daily installments totaling $1,607 until such time that the obligation is fully satisfied. As of May 31, 2021, the total outstanding principal on these future receivable sale and purchase agreements was $0.

On September 10, 2020, the Company executed a merchant cash advance agreement with Biz Buzz Capital. Under the agreement, the Company sold an aggregate of $57,200 in future receivables for a purchase amount of $40,000. The aggregate principal amount is payable in weekly installments totaling $3,180 until such time that the obligation is fully satisfied. As of May 31, 2021, the total outstanding principal on these future receivable sale and purchase agreements was $0.

From time to time, the Company issues secured promissory notes to individual lenders to finance truck purchases for the Company’s rental program. Annual interest rates on such notes are generally 30% with terms of 48 months. As of May 31, 2021, the total amount outstanding under such notes was $537,646, of which $134,045 is considered current and classified under “Notes payable, net of loan discounts” in the Company’s condensed consolidated financial statements. The remaining noncurrent portion is classified under “Other noncurrent liabilities”. The aggregate monthly payments of principal and interest on these promissory notes is $16,635.

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

As of May 31, 2021 and November 30, 2020, the estimated fair value of derivative liability was determined to be $1,244,053 and $1,592,017, respectively. The change in the fair value of derivative liabilities for the six months ended May 31, 2021 was $427,307 resulting in an aggregate gain on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at November 30, 2020:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$1,592,017	$–	$–	$1,592,017	$1,592,017
Total derivative liabilities	$1,592,017	$–	$–	$1,592,017	$1,592,017

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at May 31, 2021:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$1,244,953	$–	$–	$1,244,053	$1,244,053
Total derivative liabilities	$1,244,053	$–	$–	$1,244,053	$1,244,053

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended May 31, 2021:

Derivative Liabilities
Fair value, November 30, 2020	$1,592,017
Additions	241,992
Relief from conversion of preferred stock	(165,649)
Change in fair value	(427,307)
Fair value, May 31, 2021	$1,244,053

NOTE 13 – EQUITY

The Company is authorized to issue two classes of shares being designated preferred stock and common stock.

Preferred Stock

The number of shares of preferred stock authorized is 50,100,000, par value $0.001 per share. At May 31, 2021 and November 30, 2020, the Company had 100,000 shares of Series A preferred stock issued and outstanding, and 195,500 and 125,600 shares of Series B preferred stock issued and outstanding, respectively.

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

On March 2, 2021, the Company sold 43,500 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva, for $40,000 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. The Company recorded a derivative liability of $55,774, valued using the Black-Scholes Model, associated with Series B preferred shares.

On May 20, 2021, the Company sold 55,000 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva Roth Remark Holdings, Inc. (“Geneva”), for $51,250 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. The Company recorded a derivative liability of $46,771, valued using the Black-Scholes Model, associated with Series B preferred shares.

Common Stock

The number of shares of common stock authorized is 6,000,000,000, par value $0.001 per share. At May 31, 2021 and November 30, 2020, the Company had 430,628,781 and 241,774,989 shares of common stock, respectively, issued and outstanding.

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

On March 16, 2021, the Company issued 15,009,797 shares of its common stock in exchange for the conversion of $18,462 of convertible debt principal.

On April 8, 2021, the Company issued 15,758,699 shares of its common stock in exchange for the conversion of $19,383 of convertible debt principal.

On April 19, 2021, the Company issued 16,545,100 shares of its common stock in exchange for the conversion of $19,854 of convertible debt principal.

On May 4, 2021, the Company issued 17,370,578 shares of its common stock in exchange for the conversion of $22,324 of convertible debt principal and accrued interest.

On May 12, 2021, the Company issued 18,237,500 shares of its common stock in exchange for the conversion of $20,791 of accrued interest.

On May 24, 2021, the Company issued 7,571,429 shares of its common stock in exchange for the conversion of $15,900 of Series B convertible preferred stock and accrued dividends.

On May 25, 2021, the Company issued 19,147,500 shares of its common stock in exchange for the conversion of $21,200 of Series B convertible preferred stock and accrued dividends.

On May 26, 2021, the Company issued 10,095,238 shares of its common stock in exchange for the conversion of $18,956 of convertible debt principal.

On May 27, 2021, the Company issued 10,095,238 shares of its common stock in exchange for the conversion of $21,200 of Series B convertible preferred stock and accrued dividends.

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

The Company recognizes revenue from class 8 heavy duty truck sales to customers when it satisfies its performance obligation, at a point in time, when title to the truck is transferred to the customer and collection of cash is certain. Delivery or shipping charges billed to customers, if applicable, are included in product sales and the related shipping costs are included in cost of goods sold. For the three and six months ended May 31, 2021, the Company recognized sales revenue from the resale of refurbished trucks of $934,883 and $1,932,890, respectively, as compared to sales revenue from the resale of refurbished trucks of $707,225 and $1,881,318, respectively, during the three and six months ended May 31, 2020.

The Company also recognize revenue from the rental of class 8 heavy-duty trucks to customers. Revenue from these truck rental agreements is recognized based upon the passage of time over the term of the arrangement once control of the underlying asset has been transferred to the customer. The arrangements require weekly payments, and the customer may cancel the agreement at any time by notifying the Company in writing at least 30 days before such termination. For the three and six months ended May 31, 2021, the Company recognized sales revenue from the rental of its trucks of $201,006 and $410,646, respectively, as wells as repair income of $6,590 and $11,885, respectively, as compared to sales revenue from the rental of its trucks of $71,539 and $195,325, respectively, as well as repair income of $19,161 and $14,668, during the three and six months ended May 31, 2020.

NOTE 16 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to May 31, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements:

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

May 31, 2021:

During the May quarter, our consolidated quarterly results continued to show that Daniels' aim as an incubator for start-up and early stage nano-cap companies continues to be fulfilled   Its goals for advising and financing its premier subsidiary in the Transportation Services segment of the Trucking Industry continue to be met and exceeded.  Daniels continued to umbrella the Payless expansion through financing sources expensive in nature.  Parent Company Management believes the capital costs incurred were warranted and helped produce another stellar quarter for its key growth engine.   Bridge Money to a  Reg A Offering to be filed shortly with the SEC should eliminate the need for the continuation of convertible dilutive financing.  Investors with a longer term investment horizon would be buying into Daniels ("DCAC) and replacing institutional investors with a short term investment strategy.

The May 31, 2021 Quarter - The Payless Truckers Subsidiary had Total Revenues of $1,143,223 for the quarter and Gross Profit of $350,010. Its net profit was $30,000 and its EBITDA $162,000. Gross Margins for both business's continued strong with product demand continuing. The Daniels subsidiary has booked another good quarter and continues on track to close the fiscal year with $4.5 Million in revenue and significant profit potential.    For the six months - December 1, 2020  to May 31, 2021 - Payless has Gross Profit of $953,621 and EBITDA  of $359,100 on Total Sales of $2,751,218.    In comparison, for entire fiscal year 2020, Payless booked a small loss and EBITDA of $149,600.

The flip business of our subsidiary – that could be categorized as “truck trading” - selectively buys, adds electronic improvements for safety and location, provides cosmetics, advertises and resells – booked Truck re-sales of of $934,883 in the May quarter.   Astute trading continued with trucks acquired at a direct cost of $777,797. For the May quarter, truck prices continued strong, allowing our re-sales to generate high margins.

The Program rental truck business – our rental fleet that now numbers twenty-five trucks – had rental income of $202,686 .   This business continues to be a high margin and has the potential to be scale-able for significant growth because of its predictable gross cash flow / earnings potential stream.

For the Six months - December 1, 2020 though May 31, 2021 -  Total Revenue was $2,751,218 and EBITDA $303,995.  This was comprised of $2,275,010 from the Flip business and $461,766 in rental fleet income.  Gross Profit was $953,621

During the quarter ending May 31,2021, in-house financing potential of aged management award shares - while available - was held in check in favor of the Reg A fundraising process.  Award  recipients were in favor of holding their shares long term for future receipt of spin-off registered shares in Payless and other subsidiary deals.   The grants were created for a specific purpose – for Senior oversight financial management. operations managers and retained consultants – to participate individually and voluntarily in the in-house control of funding to help selectively manage the growth of Payless as well as subsequent client/subsidiaries.

Negotiations with long term straight debt lenders and Preferred Stock financiers continued through the May 31, 2021 quarter.   More creative approaches were necessary and are still in process. The main objective - which has taken more time than expected - is to create alternatives that (a)  contain cash costs, paid out of cash flows and (b) with equity participation that is accretive.  Daniels’ senior management believes levered financing - supported by the equity and layered finance options mentioned - will allow Payless to achieve the first plateau  of 100 rental fleet trucks faster than expected.    Once a larger operating facility is retained the build out can be accelerated and a timing estimate given.  Presently, financed closings would occur in stages at the rate of six rental truck additions per month.

The combination of straight debt, Preferred Stock and the Reg A proceeds will reduce dependence on expensive private loans secured against truck and convertible debt.   Blended Public market-rates for financing, will allow Daniels / Payless to service a larger debt load and accelerate growth prospects. Our cost of capital should drop significantly from current levels.

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

Liquidity and Capital Resources

As of May 31, 2021, we had $159,572 in cash and cash equivalents and a working capital deficit of $3,849,589.

Net cash provided by operating activities was $44,325 for the six months ended May 31, 2021, compared to net provided by operating activities of $4,152 during the six months ended May 31, 2020. The increase in net cash provided by operating activities is primarily attributable to the change in our working capital assets and decrease in net loss.

Net cash used in investing activities was $215,145 for the six months ended May 31, 2021, compared to $75,683 during the six months ended May 31, 2020. The increase in net cash used is directly attributable to the number of trucks purchased for use in our credit rebuilding business line.

Net cash provided by financing activities was $129,534 for the six months ended May 31, 2021, compared to net cash provided of $196,000 during the six months ended May 31, 2020. The decrease in net cash provided by financing activities is directly related to the repayment of loans payable. During the six months ended May 31, 2021, we repaid $148,155 in principal on loans used to finance the purchase of vehicles.

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

Comparison of the Three Months Ended May 31, 2021 to the Three Months Ended May 31, 2020 Results of Operations

Sales

Sales totaled $1,142,479 which were comprised of (i) $934,883 from the resale of refurbished trucks and (ii) $201,006 from vehicle rental agreements, and (iii) $6,590 from other miscellaneous sources for the three months ended May 31, 2021, compared to sales $797,925 which were comprised of (i) $707,225 from the resale of refurbished trucks, (ii) $71,539 from vehicle rental agreements, and (iii) $19,161 from other miscellaneous sources during the three months ended May 31, 2020.

Gross Profit

Gross profit is calculated by subtracting cost of goods sold from sales. Gross profit percentage is calculated by dividing gross margins by revenue. Current gross profit percentages may not be indicative of future gross profit performance. Gross profit totaled $307,371 for the three months ended May 31, 2021, compared to $126,376 during the three months ended May 31, 2020, respectively. Gross profit percentage was 26.9% and 15.8% for the three months ended May 31, 2021 and 2020, respectively. The increase in gross profit and gross profit percentage for the current year period is attributable to an increase in revenues from truck rental agreements, which typically yield higher profit margins, and improved profit margins from the resale of our trucks.

Operating Expenses

Operating expenses are primarily comprised of compensation, facilities costs and outsourced services. Operating expenses totaled $288,625 for the three months ended May 31, 2021, compared to operating expenses of $209,449 during the three months ended May 31, 2020 representing an increase of $79,176 or 37.8%. The increase in operating expenses is generally related to the increase in our use of consulting and professional services for corporate matters and financing efforts.

Other Income and Expenses

Other income totaled $1,076,825 for the three months ended May 31, 2021, compared to other expenses of $240,711 during the three months ended May 31, 2020 representing an increase in other income of $1,420,168 or 871.3%. Interest expense increased to $192,640 for the three months ended May 31, 2021 from $77,711 during the three months ended May 31, 2020. The increase in interest expense is due to an increase in debt utilized to purchase trucks for our leasing program. We recorded a gain from the change in fair value of derivative liabilities of $1,257,168 during the three months ended May 31, 2021, compared to a loss from the change in fair value of derivative liabilities of $163,000 during the three months ended May 31, 2020.

Net Income Attributable to Common Stockholders

The Company incurred a net gain attributable to common stockholders of $1,000,952 for the three months ended May 31, 2021, compared to a net loss of $725,236 incurred during the three months ended May 31, 2020. The increase in our net income attributable to common stockholders is largely attributable to the increase in our gross profits and the gain associated with the change in fair value of derivative liabilities.

Comparison of the Six Months Ended May 31, 2021 to the Six Months Ended May 31, 2020 Results of Operations

Sales

Sales totaled $2,355,421 which were comprised of (i) $1,932,890 from the resale of refurbished trucks and (ii) $410,646 from vehicle rental agreements, and (iii) $11,885 from other miscellaneous sources for the six months ended May 31, 2021, compared to sales $2,091,311 which were comprised of (i) $1,881,318 from the resale of refurbished trucks, (ii) $195,325 from vehicle rental agreements, and (iii) $14,668 from other miscellaneous sources during the six months ended May 31, 2020.

Gross Profit

Gross profit is calculated by subtracting cost of goods sold from sales. Gross profit percentage is calculated by dividing gross margins by revenue. Current gross profit percentages may not be indicative of future gross profit performance. Gross profit totaled $697,039 for the six months ended May 31, 2021, compared to $321,422 during the six months ended May 31, 2020, respectively. Gross profit percentage was 29.6% and 15.4% for the six months ended May 31, 2021 and 2020, respectively. The increase in gross profit and gross profit percentage for the current year period is attributable to an increase in revenues from truck rental agreements, which typically yield higher profit margins, and improved profit margins from the resale of our trucks.

Operating Expenses

Operating expenses are primarily comprised of compensation, facilities costs and outsourced services. Operating expenses totaled $664,207 for the six months ended May 31, 2021, compared to operating expenses of $483,319 during the six months ended May 31, 2020 representing an increase of $180,888 or 37.4%. The increase in operating expenses is generally related to the increase in our use of consulting and professional services for corporate matters and financing efforts.

Other Income and Expenses

Other income totaled $78,340 for the six months ended May 31, 2021, compared to other expenses of $1,268,689 during the six months ended May 31, 2020 representing an increase in other income of $1,347,029 or 106.2%. Interest expense increased to $358,264 for the six months ended May 31, 2021 from $166,704 during the six months ended May 31, 2020. The increase in interest expense is due to an increase in debt utilized to purchase trucks for our leasing program. We recorded a gain from the change in fair value of derivative liabilities of $424,307 during the six months ended May 31, 2021, compared to a loss from the change in fair value of derivative liabilities of $1,097,549 during the six months ended May 31, 2020.

Net Loss Attributable to Common Stockholders

The Company incurred a net loss attributable to common stockholders of $98,111 for the six months ended May 31, 2021, compared to a net loss of $1,832,038 incurred during the six months ended May 31, 2020. The decrease in our net loss attributable to common stockholders is largely attributable to the increase in our gross profits and the gain associated with the change in fair value of derivative liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of May 31, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2021 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 16, 2021, the Company issued 15,009,797 shares of its common stock in exchange for the conversion of $18,462 of convertible debt principal.

On April 8, 2021, the Company issued 15,758,699 shares of its common stock in exchange for the conversion of $19,383 of convertible debt principal.

On April 19, 2021, the Company issued 16,545,100 shares of its common stock in exchange for the conversion of $19,854 of convertible debt principal.

On May 4, 2021, the Company issued 17,370,578 shares of its common stock in exchange for the conversion of $22,324 of convertible debt principal and accrued interest.

On May 12, 2021, the Company issued 18,237,500 shares of its common stock in exchange for the conversion of $20,791 of accrued interest.

On May 24, 2021, the Company issued 7,571,429 shares of its common stock in exchange for the conversion of $15,900 of Series B convertible preferred stock and accrued dividends.

On May 25, 2021, the Company issued 19,147,500 shares of its common stock in exchange for the conversion of $21,200 of Series B convertible preferred stock and accrued dividends.

On May 26, 2021, the Company issued 10,095,238 shares of its common stock in exchange for the conversion of $18,956 of convertible debt principal.

On May 27, 2021, the Company issued 10,095,238 shares of its common stock in exchange for the conversion of $21,200 of Series B convertible preferred stock and accrued dividends.

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

Signature	Title	Date

/S/ NICHOLAS VIOLA	Chief Executive Officer	July 15, 2021
Nicholas Viola	(Principal Executive Officer)

/S/ KEITH L. VOIGTS	Chief Financial Officer	July 15, 2021
Keith L. Voigts	(Principal Financial and Accounting Officer)

