Form 10-Q
period 2021-08-31
Daniels Corporate Advisory Company, Inc.
filed 2021-10-15
CIK 1498291

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 13, 2021, the Registrant had 680,269,385 shares of Common Stock outstanding.

Daniels Corporate Advisory Company, Inc.

PART I. FINANCIAL INFORMATION

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Balance Sheets

August 31, 2021 and November 30, 2020

	August 31,	November 30,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$294,733	$200,858
Accounts receivable, net	34,778	2,903
Inventory, net	242,906	204,704
Prepaid expenses and other current assets	-	82,997
Right of use assets	6,248	24,993
Total current assets	578,665	516,455
Property and equipment, net	803,970	658,985
Total assets	$1,382,635	$1,175,440

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,367,956	$1,304,417
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	907,807	835,734
Derivative liabilities	1,013,390	1,592,017
Lease liabilities	6,248	24,993
Related party payables	194,974	313,782
Total current liabilities	4,175,375	4,755,943
Note payables – non current	336,184	268,500
Total liabilities	4,511,559	5,024,443

Commitments and contingencies	-	-

Preferred Stock:
Redeemable convertible preferred stock, Series B, $0.001 par value. 211,000 and 125,600 shares issued and outstanding as of August 31, 2021 and November 30, 2020, respectively	74,970	35,536

Stockholders’ Deficit:
Preferred stock, $0.001 par value. 50,100,000 shares authorized	-	-
Series A preferred stock, $0.001 par value. 100,000 shares issued and outstanding as of August 31, 2021 and November 30, 2020, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 602,493,656 and 241,774,989 shares issued and outstanding as of August 31, 2021 and November 30, 2020, respectively	602,494	241,775
Additional paid-in capital	8,314,190	7,993,255
Accumulated deficit	(12,056,329)	(12,055,320)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders’ deficit	(3,203,894)	(3,884,539)
Total liabilities, preferred stock and stockholders’ deficit	$1,382,635	$1,175,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three and Nine Months Ended August 31, 2021 and 2020

	Three Months Ended August 31,	Three Months Ended August 31,	Nine Months Ended August 31,	Nine Months Ended August 31,
	2021	2020	2021	2020

Sales	$1,189,371	$800,682	$3,544,792	$2,891,993
Cost of goods sold	828,142	616,539	2,486,524	2,386,428
Gross profit	361,229	184,143	1,058,268	505,565
Selling, general and administrative expenses	287,521	267,455	951,728	750,774
Income (loss) from operations	73,708	(83,312)	106,540	(245,209)
Other income (expense)
Gain (loss) on change in derivative liabilities	334,197	1,331,276	758,504	233,727
Interest income (expense), net	(183,077)	(97,811)	(541,341)	(264,515)
Other income (expense), net	11,212	-	23,509	(4,436)
Total other income (expense)	162,332	1,233,465	240,672	(35,224)
Income (loss) before income taxes	236,040	1,150,153	347,212	(280,433)
Provision for income taxes (benefit)	-	-	-	-
Net income (loss)	236,040	1,150,153	347,212	(280,433)
Deemed dividend on preferred stock	138,938	141,268	348,221	542,720
Net income (loss) attributable to common stockholders	97,102	1,008,885	$(1,009)	$(823,153)

Basic earnings (loss) per common share	$0.00	$0.03	$(0.00)	$(0.03)
Diluted earnings (loss) per common share	$0.00	$0.00	$(0.00)	$(0.03)

Weighted-average number of common shares outstanding:
Basic	510,664,460	29,933,017	377,679,186	28,101,870
Diluted	1,088,374,678	251,172,633	377,679,186	28,101,870

Comprehensive income (loss):
Net income (loss)	$236,040	$1,150,153	$347,212	$(280,433)
Unrealized gain (loss)	-	-	-	-
Comprehensive income (loss)	$236,040	$1,150,153	$347,212	$(280,433)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Three Months Ended August 31, 2021 and 2020

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
For the Three Months Ended August 31, 2020	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Deficit

Balance, May 31, 2020	176,000	$23,991	100,000	$100	28,658,452	$28,658	$7,193,495	$(12,480,617)	$(64,349)	$(5,322,713)

Net income	-	-	-	-	-	-	-	1,150,153	-	1,150,153
Issuance of preferred stock in connection with sales made under private or public offerings, net of costs and discounts	58,000	-	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	106,951	-	-	-	-	-	(106,951)	-	(106,951)
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(34,317)	-	(34,317)
Conversion of convertible notes and accrued interest into common stock	-	-	-	-	1,430,000	1,430	(100)	-	-	1,330

Balance, August 31, 2020	234,000	$130,942	100,000	$100	30,088,452	$30,088	$7,193,395	$(11,471,732)	$(64,349)	$(4,312,498)

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
For the Three Months Ended August 31, 2021	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Deficit

Balance, May 31, 2021	195,500	$65,191	100,000	$100	430,628,781	$430,629	$8,278,785	$(12,153,431)	$(64,349)	$(3,508,266)

Net income	-	-	-	-	-	-	-	236,040	-	236,040
Issuance of preferred stock in connection with sales made under private or public offerings	112,500	9,760	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	102,839	-	-	-	-	-	(102,839)	-	(102,839)
Conversion of Series B preferred stock into common stock	(43,500)	(46,110)	-	-	24,268,421	24,269	21,841	-	-	46,110
Relief of derivative liability from conversion of Series B preferred stock into common stock	-	-	-	-	-	-	12,780	-	-	12,780
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(13,575)	-	(13,575)
Redemption of Series B preferred stock	(53,500)	(56,710)	-	-	-	-	-	(22,524)	-	(22,524)
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	3,827,162	3,827	7,272	-	-	11,099
Conversion of convertible notes and accrued interest into common stock	-	-	-	-	143,769,292	143,769	(6,488)	-	-	137,281

Balance, August 31, 2021	211,000	$74,970	100,000	$100	602,493,656	$602,494	$8,314,190	$(12,056,329)	$(64,349)	$(3,203,894)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Nine Months Ended August 31, 2021 and 2020

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
For the Nine Months Ended August 31, 2020	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Deficit

Balance, November 30, 2019	-	$-	100,000	$100	25,546,452	$25,546	$7,171,768	$(10,648,579)	$(64,349)	$(3,515,514)

Net loss	-	-	-	-	-	-	-	(280,433)	-	(280,433)
Issuance of preferred stock in connection with sales made under private or public offerings, net of costs and discounts	234,000	-	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	130,942	-	-	-	-	-	(130,942)	-	(130,942)
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(411,778)	-	(411,778)
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	1,750,000	1,750	21,250	-	-	23,000
Conversion of convertible notes and accrued interest into common stock	-	-	-	-	2,792,000	2,792	377	-	-	3,169

Balance, August 31, 2020	234,000	$130,942	100,000	$100	30,088,452	$30,088	$7,193,395	$(11,471,732)	$(64,349)	$(4,312,498)

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
For the Nine Months Ended August 31, 2021	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Deficit

Balance, November 30, 2020	125,600	$35,536	100,000	$100	241,774,989	$241,775	$7,993,255	$(12,055,320)	$(64,349)	$(3,884,539)

Net income	-	-	-	-	-	-	-	347,212	-	347,212
Issuance of preferred stock in connection with sales made under private or public offerings, net of costs and discounts	308,000	17,990	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	257,400	-	-	-	-	-	(257,400)	-	(257,400)
Conversion of Series B preferred stock into common stock	(169,100)	(179,246)	-	-	87,854,655	87,855	91,391	-	-	179,246
Relief of derivative liability from conversion of Series B preferred stock into common stock	-	-	-	-	-	-	178,429	-	-	178,429
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(68,297)	-	(68,297)
Redemption of Series B preferred stock	(53,500)	(56,710)	-	-	-	-	-	(22,524)	-	(22,524)
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	14,590,743	14,591	45,757	-	-	60,348
Conversion of convertible notes and accrued interest into common stock	-	-	-	-	258,273,269	258,273	5,358	-	-	263,631

Balance, August 31, 2021	211,000	$74,970	100,000	$100	602,493,656	$602,494	$8,314,190	$(12,056,329)	$(64,349)	$(3,203,894)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended August 31, 2021 and 2020

	Nine Months Ended August 31,	Nine Months Ended August 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$347,212	$(280,433)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	117,022	37,533
Amortization of debt discount	-	32,708
Common stock issued in exchange for fees and services	60,348	23,000
Loss on change in derivative liabilities	(758,504)	(233,727)
Loss on disposal of property and equipment	(23,509)	-
Changes in operating assets and liabilities:
Accounts receivable	(31,876)	443
Inventory	(38,202)	301,680
Prepaid expenses and other current assets	86,000	1,411
Right of use assets and lease liabilities	-	1,182
Accounts payable and accrued liabilities	196,052	11,622
Related party payables	(112,138)	136,435
Other noncurrent liabilities	160,413	-
Net cash provided by operating activities	2,818	31,854

Cash flows from investing activities:
Purchase of property and equipment	(238,498)	(89,239)
Net cash used in investing activities	(238,498)	(89,239)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	251,290	234,000
Proceeds from issuance of convertible notes	-	50,000
Proceeds from commercial loans payable	316,649	-
Proceeds from related party payables	-	(52,500)
Redemption of preferred stock	(22,524)	-
Repayments of commercial loans payable	(215,860)	-
Net cash provided by financing activities	329,555	231,500

Net increase in cash and cash equivalents	93,875	174,115
Cash and cash equivalents at beginning of period	200,858	75,914
Cash and cash equivalents at end of period	$294,733	$250,029

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes and accrued interest into common stock	$263,631	$3,169
Conversion of Series B preferred stock into common stock	$179,246	$-
Discount for issuance costs and/or beneficial conversion features on convertible notes	$-	$2,500
Accrued dividends and accretion of conversion feature on Series B preferred stock	$257,400	$130,942
Deemed dividends related to conversion feature of Series B preferred stock	$68,296	$411,778
Relief of derivative liability from conversion of Series B preferred stock into common stock	$178,429	$-

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended November 30, 2020 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2021. The results of operations for the three and nine months ended August 31, 2021, are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2021.

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

Accounts receivable

Accounts receivable are customer obligations due under normal trade terms which are recorded at net realizable value. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required. The Company believes that no allowance for doubtful accounts is necessary as of August 31, 2021.

Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. During the nine months ended August 31, 2021, the Company wrote off $36,030 in accounts receivable.

Inventory

Inventory consists of well-maintained, class 8 heavy duty trucks primarily acquired at auction. Inventory is valued at the lower of cost (specific identification method) or net realizable value. An allowance for potential non-saleable inventory due to movement, current conditions or obsolescence is based upon a review of inventory quantities, past history and expected future usage. The Company believes that no allowance or write-down for slow moving or obsolete inventory is necessary as of August 31, 2021.

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

Revenue is recognized and related accounts receivable is recorded when the Company has transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. We had accounts receivable totaling $34,778 and $2,903 as of August 31, 2021 and November 30, 2020, respectively.

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

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. The Company adopted the new standard effective March 1, 2021 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis. That model replaces the probable, incurred loss model for those assets. Through the amendments in that Update, the Board added Topic 326, Financial Instruments— Credit Losses, and made several consequential amendments to the Codification. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company will adopt the new standard effective December 1, 2023 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Effective December 15, 2016, Mr. Viola entered into a $685,000 convertible promissory note agreement with the Company and forgave all remaining amounts outstanding at that time. The note matured on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common stock at a discount to market of 50% at any time. No repayment or conversion of the note occurred as of August 31, 2021, and no notice of default has been issued.

During 2016, Mr. Viola personally funded $10,200 in expenses on behalf of the Company. These advances were made interest free with no maturity date. No repayments have been made against these advances as of August 31, 2021.

Mr. Viola is entitled to receive a salary of $175,000 annually. Mr. Viola has deferred all cash payments of his base salary in an effort to help the Company fund its operations. At August 31, 2021 and November 30, 2020, the total amount of accrued compensation owed to Mr. Viola was $672,284 and $541,034, respectively.

The Company’s wholly-owned subsidiary Payless Truckers, Inc. have received net loan proceeds aggregating $148,526 from a related party to help fund the subsidiary’s operations. The loans currently bear interest at rates ranging between 35% - 40%, are secured by certain inventory assets and are payable on demand.

Two companies owned by Payless’ President and certain family members has loaned the Company floor plan financing for a monthly fee per truck financed. During the nine months ended August 31, 2021, financing fees and interest totaling approximately $11,134 were paid to the related party. At August 31, 2021, the outstanding loan balance was $2,173.

A company owned by Payless’s President serves as an authorized agent to sell trucks for the Company. During the nine months ended August 31, 2021, sales commissions of $36,500 were paid to the related party.

A different company owned by a brother of Payless’ president performs contract services, including sales and shop work, for the Company. During the nine months ended August 31, 2021, sales commissions and shop work of $21,549 were paid to the related party.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the nine months ended August 31, 2021, the Company incurred a net loss attributable to stockholders of $1,009. The Company has relied, in large part, upon proceeds received from the issuance of Series B convertible preferred stock, convertible debt and loans from related parties to fund its operations. As of August 31, 2021, the Company had outstanding indebtedness, net of discounts, of $1,928,991 and had $294,733 in cash.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

None.

NOTE 7 - PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s Vehicles and equipment at August 31, 2021 and November 30, 2020:

	August 31, 2021			November 30, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	6,932	(3,345)	3,587	6,432	(1,738)	4,694
Vehicles	950,111	(149,728)	800,383	711,164	(56,873)	654,291
Total property and equipment	$957,043	$(153,073)	$803,970	$717,596	$(58,611)	$658,985

For the nine months ended August 31, 2021 and 2020, the Company recorded depreciation expense of $117,022 and $37,533, respectively.

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

Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recorded ROU assets of $6,248 in assets and lease liabilities of $6,248 for operating leases as of August 31, 2021. For the three months ended August 31, 2021, the Company recognized approximately $43,895 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Information related to the Company’s operating right-of-use assets and related lease liabilities were as follows:

Cash paid for operating lease liabilities	$20,625
Weighted-average remaining lease term (in years)	0.2
Weighted-average discount rate	10.0%
Minimum future lease payments	6,875

The following table presents the Company’s future minimum lease obligation under ASC 840 as of November 30, 2020:

2021 fiscal year	$27,500

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

NOTE 10 - INCOME TAXES

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the three months ended August 31, 2021 and 2020:

	August 31, 2021	August 31, 2020
Tax provision (recovery) at effective tax rate (21%)	$72,915	$(58,891)
Change in valuation reserve	(72,915)	58,891
Tax provision (recovery), net	$–	$–

As of August 31, 2021, the Company had approximately $12.1 million in net operating loss carry forwards for federal income tax purposes which expire at various dates through 2039. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	August 31, 2021	November 30, 2020
Net operating loss carry forwards available at effective tax rate (21%)	$2,532,000	$2,532,000
Valuation Allowances	(2,532,000)	(2,532,000)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $2.5 million at August 31, 2021. The Company did not utilize any NOL deductions for the nine months ended August 31, 2021.

NOTE 11 - NOTES PAYABLE

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of August 31, 2021, the note balance was $55,224 and all associated loan discounts were fully amortized.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of August 31, 2021, the note balance was $98,459 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of August 31, 2021, the note balance was $4,000 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. The Company amended its convertible note agreement to allow for additional principal borrowings. During the nine months ended August 31, 2021, $78,700 of principal and $97,944 of accrued interest was converted into 177,538,569 shares of the Company’s common stock. See Note 11. As of August 31, 2021, the note balance was $0 and all associated loan discounts were fully amortized.

On October 15, 2018, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $350,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on July 15, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.67% to 2.70%; Dividend rate of 0%; and, historical volatility rates ranging from 390% to 423%. As of August 31, 2021, the note balance was $350,000 and all associated loan discounts were fully amortized.

On February 14, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $57,750, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on November 14, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.53% to 2.540%; Dividend rate of 0%; and, historical volatility rates ranging from 309% to 339%. During the nine months ended August 31, 2021, $42,743 of principal and $44,243 of accrued interest was converted into 80,734,700 shares of the Company’s common stock. See Note 11. As of August 31, 2021, the note balance was $17,257 and all associated loan discounts were fully amortized.

On July 22, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $75,250, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on April 22, 2020. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 1.95%; Dividend rate of 0%; and, historical volatility rates ranging from 1,313% to 1,467%. As of August 31, 2021, the note balance was $75,250 and all associated loan discounts were fully amortized.

On May 28, 2021, the Company executed two future receivables sale and purchase agreements with Sutton Funding. Under the agreements, the Company sold an aggregate of $210,000 in future receivables for a purchase amount of $150,000. The aggregate principal amount is payable in daily installments totaling $1,591 until such time that the obligation is fully satisfied. As of August 31, 2021, the total outstanding principal on these future receivable sale and purchase agreements was $91,997.

On June 21, 2021, the Company executed a merchant cash advance agreement with Consistent Funding. Under the agreement, the Company sold an aggregate of $142,000 in future receivables for a purchase amount of $100,000. The aggregate principal amount is payable in daily installments totaling $1,076 until such time that the obligation is fully satisfied. As of August 31, 2021, the total outstanding principal on these future receivable sale and purchase agreements was $72,507.

From time to time, the Company issues secured promissory notes to individual lenders to finance truck purchases for the Company’s rental program. Annual interest rates on such notes are generally 30% with terms of 48 months. As of August 31, 2021, the total amount outstanding under such notes was $479,297, of which $143,113 is considered current and classified under “Notes payable, net of loan discounts” in the Company’s condensed consolidated financial statements. The remaining noncurrent portion is classified under “Other noncurrent liabilities”. The aggregate monthly payments of principal and interest on these promissory notes is $18,183.

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

As of August 31, 2021 and November 30, 2020, the estimated fair value of derivative liability was determined to be $1,013,390 and $1,592,017, respectively. The change in the fair value of derivative liabilities for the nine months ended August 31, 2021 was $758,504 resulting in an aggregate gain on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at November 30, 2020:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$1,592,017	$–	$–	$1,592,017	$1,592,017
Total derivative liabilities	$1,592,017	$–	$–	$1,592,017	$1,592,017

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at August 31, 2021:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$1,013,390	$–	$–	$1,013,390	$1,013,390
Total derivative liabilities	$1,013,390	$–	$–	$1,013,390	$1,013,390

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended August 31, 2021:

Derivative Liabilities
Fair value, November 30, 2020	$1,592,017
Additions	358,306
Relief from conversion of preferred stock	(178,429)
Change in fair value	(758,504)
Fair value, August 31, 2021	$1,013,390

NOTE 13 – EQUITY

The Company is authorized to issue two classes of shares being designated preferred stock and common stock.

Preferred Stock

The number of shares of preferred stock authorized is 50,100,000, par value $0.001 per share. At August 31, 2021 and November 30, 2020, the Company had 100,000 shares of Series A preferred stock issued and outstanding, and 211,000 and 125,600 shares of Series B preferred stock issued and outstanding, respectively.

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

All shares of mandatorily redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 480, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series B mandatory redeemable convertible preferred stock to its estimate of fair value (i.e., redemption value) at period end.

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

On May 20, 2021, the Company sold 55,000 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva, for $51,250 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. The Company recorded a derivative liability of $46,771, valued using the Black-Scholes Model, associated with Series B preferred shares.

On June 28, 2021, the Company redeemed 53,500 shares of its Series B convertible preferred stock from Geneva for $79,234. The Company recorded a $22,524 deemed dividend as a result of the redemption.

On June 28, 2021, the Company sold 53,750 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva, for $50,000 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. The Company recorded a derivative liability of $43,990, valued using the Black-Scholes Model, associated with Series B preferred shares.

On July 14, 2021, the Company sold 58,750 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva, for $55,000 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. The Company recorded a derivative liability of $72,325 valued using the Black-Scholes Model, associated with Series B preferred shares.

Common Stock

The number of shares of common stock authorized is 6,000,000,000, par value $0.001 per share. At August 31, 2021 and November 30, 2020, the Company had 602,493,656 and 241,774,989 shares of common stock, respectively, issued and outstanding.

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

On May 25, 2021, the Company issued 19,147,500 shares of its common stock in exchange for the conversion of $18,956 of convertible debt principal.

On May 26, 2021, the Company issued 10,095,238 shares of its common stock in exchange for the conversion of $21,200 of Series B convertible preferred stock and accrued dividends.

On May 27, 2021, the Company issued 10,095,238 shares of its common stock in exchange for the conversion of $21,200 of Series B convertible preferred stock and accrued dividends.

On June 8, 2021, the Company issued 21,488,300 shares of its common stock in exchange for the conversion of $16,761 of accrued interest on convertible debt.

On June 15, 2021, the Company issued 3,827,162 shares of common stock to a contractor for consulting services provided to the Company.

On June 24, 2021, the Company issued 22,751,590 shares of its common stock in exchange for the conversion of $17,746 of accrued interest on convertible debt.

On July 8, 2021, the Company issued 18,794,702 shares of its common stock in exchange for the conversion of $15,788 of accrued interest on convertible debt.

On July 19, 2021, the Company issued 16,736,842 shares of its common stock in exchange for the conversion of $31,800 of Series B convertible preferred stock and accrued dividends.

On July 20, 2021, the Company issued 7,531,579 shares of its common stock in exchange for the conversion of $14,310 of Series B convertible preferred stock and accrued dividends.

On July 26, 2021, the Company issued 24,824,700 shares of its common stock in exchange for the conversion of $27,804 of convertible debt principal and accrued interest.

On August 9, 2021, the Company issued 27,274,500 shares of its common stock in exchange for the conversion of $30,547 of convertible debt principal and accrued interest.

On August 25, 2021, the Company issued 28,635,500 shares of its common stock in exchange for the conversion of $28,636 of convertible debt principal and accrued interest.

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

The Company recognizes revenue from class 8 heavy duty truck sales to customers when it satisfies its performance obligation, at a point in time, when title to the truck is transferred to the customer and collection of cash is certain. Delivery or shipping charges billed to customers, if applicable, are included in product sales and the related shipping costs are included in cost of goods sold. For the three and nine months ended August 31, 2021, the Company recognized sales revenue from the resale of refurbished trucks of $952,231 and $2,885,121, respectively, as compared to sales revenue from the resale of refurbished trucks of $688,932 and $2,570,250, respectively, during the three and nine months ended August 31, 2020.

The Company also recognize revenue from the rental of class 8 heavy-duty trucks to customers. Revenue from these truck rental agreements is recognized based upon the passage of time over the term of the arrangement once control of the underlying asset has been transferred to the customer. The arrangements require weekly payments, and the customer may cancel the agreement at any time by notifying the Company in writing at least 30 days before such termination. For the three and nine months ended August 31, 2021, the Company recognized sales revenue from the rental of its trucks of $215,227 and $625,873, respectively, as wells as repair income of $21,913 and $33,798, respectively, as compared to sales revenue from the rental of its trucks of $102,930 and $298,255, respectively, as well as repair income of $8,820 and $23,488, during the three and nine months ended August 31, 2020.

NOTE 16 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to August 31, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On September 2, 2021, the Company issued 15,588,235 shares of its common stock in exchange for the conversion of $26,500 of Series B convertible preferred stock and accrued dividends.

On September 3, 2021, the Company issued 11,535,294 shares of its common stock in exchange for the conversion of $19,610 of Series B convertible preferred stock and accrued dividends.

On September 9, 2021, the Company issued 18,320,200 shares of its common stock in exchange for the conversion of $18,320 of convertible debt principal and accrued interest.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

August 31, 2021:

The results of our August quarter reflect the continuation of the success being experienced in the incubation of our premier start-up subsidiary in the Transportation Services segment of the Trucking Industry. Daniels continued to umbrella its Subsidiary, Payless Truckers’, Inc. expansion through financing sources expensive in nature. Parent Company Management believes the capital costs incurred were warranted and helped produce another stellar quarter for its key growth engine. After months of negotiations, a number of financing options are in final review with some having very favorable terms including long term financing.

For the nine months - December 1, 2020 through August 31, 2021 - Total Revenue was $3,544,792 compared to $2,570,250 for the previous fiscal year. This was comprised of $2,885,121 from the Flip business and $659,671 in fleet rental and repairs income. While both businesses continue to produce high margins, our program rental fleet has the potential to be scale-able and provide significant growth because of its predictable gross cash flow / potential earnings stream. The financing alternatives being discussed are primarily for that purpose.

During the August quarter, in-house financing potential of aged management award shares - while available and already counted in the outstanding shares total - continued to be held in check in favor of continuing negotiations with financing options which continue to multiply because of proved operating results. The grants were created for a specific purpose – for Senior oversight financial management. operations managers and retained consultants – to participate individually and voluntarily in the in-house control and timing of funding as needed. The eventual use of the award shares could provide selective management of the growth of Payless.

Negotiations with long term straight debt lenders and Preferred Stock financiers continued through the August quarter. More creative approaches were developed and options continue to be studied. The main objective - which continued to take more time than expected - is to create alternatives that (a) that are repaid out of cash flows and/or (b) with equity participation that is accretive. Daniels’ senior management believes levered financing - supported by the equity and layered finance options mentioned - will allow Payless to achieve the first plateau of 100 rental fleet trucks in a measured amount of time. We are seriously considering the acquisition of a larger operating facility so we can accelerate the build out of Payless. Current capital negotiations now include a real estate component so we can accelerate our fleet expansion. Our current operating facility has limited monthly capacity and can only add five to six truck additions to our rental fleet.

The funding options being discussed will eliminate the need for the continuation of expensive private investor funding. Blended Public market-rates for financing, will allow Daniels / Payless to service a larger debt load and accelerate growth prospects. Our cost of capital should drop significantly from current levels.

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

Liquidity and Capital Resources

As of August 31, 2021, we had $294,733 in cash and cash equivalents and a working capital deficit of $3,596,710.

Net cash provided by operating activities was $2,818 for the nine months ended August 31, 2021, compared to net provided by operating activities of $31,854 during the nine months ended August 31, 2020. The decrease in net cash provided by operating activities is primarily attributable to the change in our working capital assets offset in part by the increase in our net income.

Net cash used in investing activities was $238,498 for the nine months ended August 31, 2021, compared to $89,239 during the nine months ended August 31, 2020. The increase in net cash used is directly attributable to the number of trucks purchased for use in our credit rebuilding business line.

Net cash provided by financing activities was $329,555 for the nine months ended August 31, 2021, compared to net cash provided of $231,500 during the nine months ended August 31, 2020. The increase in net cash provided by financing activities is directly related to the net proceeds received from merchant loans payable used to finance vehicle purchases. During the nine months ended August 31, 2021, we received $316,649 in proceeds from loans payable and repaid $215,860 of principal on the loans.

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

Comparison of the Three Months Ended August 31, 2021 to the Three Months Ended August 31, 2020 Results of Operations

Sales

Sales totaled $1,189,371 which were comprised of (i) $952,231 from the resale of refurbished trucks and (ii) $215,227 from vehicle rental agreements, and (iii) $21,913 from other miscellaneous sources for the three months ended August 31, 2021, compared to sales $800,682 which were comprised of (i) $688,932 from the resale of refurbished trucks, (ii) $102,930 from vehicle rental agreements, and (iii) $8,820 from other miscellaneous sources during the three months ended August 31, 2020.

Gross Profit

Gross profit is calculated by subtracting cost of goods sold from sales. Gross profit percentage is calculated by dividing gross margins by revenue. Current gross profit percentages may not be indicative of future gross profit performance. Gross profit totaled $361,229 for the three months ended August 31, 2021, compared to $184,143 during the three months ended August 31, 2020, respectively. Gross profit percentage was 30.4% and 23.0% for the three months ended August 31, 2021 and 2020, respectively. The increase in gross profit and gross profit percentage for the current year period is attributable to an increase in revenues from truck rental agreements, which typically yield higher profit margins, and improved profit margins from the resale of our trucks.

Operating Expenses

Operating expenses are primarily comprised of compensation, facilities costs and outsourced services. Operating expenses totaled $287,521 for the three months ended August 31, 2021, compared to operating expenses of $267,455 during the three months ended August 31, 2020 representing an increase of $20,066 or 7.5%. The increase in operating expenses is generally related to the increase in our use of consulting and professional services for corporate matters and financing efforts.

Other Income and Expenses

Other income totaled $162,332 for the three months ended August 31, 2021, compared to other income of $1,233,465 during the three months ended August 31, 2020 representing a decrease in other income of $1,071,133 or 86.8%. Interest expense increased to $183,077 for the three months ended August 31, 2021 from $97,811 during the three months ended August 31, 2020. The increase in interest expense is due to an increase in debt utilized to purchase trucks for our leasing program. We recorded a gain from the change in fair value of derivative liabilities of $334,197 during the three months ended August 31, 2021, compared to a gain from the change in fair value of derivative liabilities of $1,331,276 during the three months ended August 31, 2020.

Net Income Attributable to Common Stockholders

The Company realized net income attributable to common stockholders of $97,102 for the three months ended August 31, 2021, compared to net income of $1,008,885 realized during the three months ended August 31, 2020. The decrease in our net income attributable to common stockholders is largely attributable to the decrease in our gain associated with the change in fair value of derivative liabilities.

Comparison of the Nine Months Ended August 31, 2021 to the Nine Months Ended August 31, 2020 Results of Operations

Sales

Sales totaled $3,544,792 which were comprised of (i) $2,885,121 from the resale of refurbished trucks and (ii) $625,873 from vehicle rental agreements, and (iii) $33,798 from other miscellaneous sources for the nine months ended August 31, 2021, compared to sales $2,891,993 which were comprised of (i) $2,570,250 from the resale of refurbished trucks, (ii) $298,255 from vehicle rental agreements, and (iii) $23,488 from other miscellaneous sources during the nine months ended August 31, 2020.

Gross Profit

Gross profit is calculated by subtracting cost of goods sold from sales. Gross profit percentage is calculated by dividing gross margins by revenue. Current gross profit percentages may not be indicative of future gross profit performance. Gross profit totaled $1,058,268 for the nine months ended August 31, 2021, compared to $505,565 during the nine months ended August 31, 2020, respectively. Gross profit percentage was 29.9% and 17.5% for the nine months ended August 31, 2021 and 2020, respectively. The increase in gross profit and gross profit percentage for the current year period is attributable to an increase in revenues from truck rental agreements, which typically yield higher profit margins, and improved profit margins from the resale of our trucks.

Operating Expenses

Operating expenses are primarily comprised of compensation, facilities costs and outsourced services. Operating expenses totaled $951,728 for the nine months ended August 31, 2021, compared to operating expenses of $750,774 during the nine months ended August 31, 2020 representing an increase of $200,954 or 26.8%. The increase in operating expenses is generally related to the increase in our use of consulting and professional services for corporate matters and financing efforts.

Other Income and Expenses

Other income totaled $240,672 for the nine months ended August 31, 2021, compared to other expenses of $35,224 during the nine months ended August 31, 2020 representing an increase in other income of $275,896 or 783.3%. Interest expense increased to $541,341 for the nine months ended August 31, 2021 from $264,515 during the nine months ended August 31, 2020. The increase in interest expense is due to an increase in debt utilized to purchase trucks for our leasing program. We recorded a gain from the change in fair value of derivative liabilities of $758,504 during the nine months ended August 31, 2021, compared to a gain from the change in fair value of derivative liabilities of $233,727 during the nine months ended August 31, 2020.

Net Loss Attributable to Common Stockholders

The Company incurred a net loss attributable to common stockholders of $1,009 for the nine months ended August 31, 2021, compared to a net loss of $823,153 incurred during the nine months ended August 31, 2020. The decrease in our net loss attributable to common stockholders is largely attributable to the increase in our gross profits and the gain associated with the change in fair value of derivative liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of August 31, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2021 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 8, 2021, the Company issued 21,488,300 shares of its common stock in exchange for the conversion of $16,761 of accrued interest on convertible debt.

On June 15, 2021, the Company issued 3,827,162 shares of common stock to a contractor for consulting services provided to the Company.

On June 24, 2021, the Company issued 22,751,590 shares of its common stock in exchange for the conversion of $17,746 of accrued interest on convertible debt.

On July 8, 2021, the Company issued 18,794,702 shares of its common stock in exchange for the conversion of $15,788 of accrued interest on convertible debt.

On July 19, 2021, the Company issued 16,736,842 shares of its common stock in exchange for the conversion of $31,800 of Series B convertible preferred stock and accrued dividends.

On July 20, 2021, the Company issued 7,531,579 shares of its common stock in exchange for the conversion of $14,310 of Series B convertible preferred stock and accrued dividends.

On July 26, 2021, the Company issued 24,824,700 shares of its common stock in exchange for the conversion of $27,804 of convertible debt principal and accrued interest.

On August 9, 2021, the Company issued 27,274,500 shares of its common stock in exchange for the conversion of $30,547 of convertible debt principal and accrued interest.

On August 25, 2021, the Company issued 28,635,500 shares of its common stock in exchange for the conversion of $28,636 of convertible debt principal and accrued interest.

The Company relied upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated under the Securities Act of 1934, as amended, in connection with the foregoing issuances.

ITEM 6. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENT SCHEDULES

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ NICHOLAS VIOLA	Chief Executive Officer	October 15, 2021
Nicholas Viola	(Principal Executive Officer)

/S/ KEITH L. VOIGTS	Chief Financial Officer	October 15, 2021
Keith L. Voigts	(Principal Financial and Accounting Officer)

