Form 10-K
period 2021-11-30
Daniels Corporate Advisory Company, Inc.
filed 2022-03-15
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2021

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 31, 2021 based upon the closing price as of such date was $_____.

As of March __, 2022, _____ shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

We are currently attempting to obtain financing for our corporate financial consulting and or primary operating subsidiary as well as for acquisition opportunities which could result in material dilution to our existing stockholders. We may be unable to obtain adequate financing for further development of our proposed services and for any future acquisitions, or that, if available, such financing will be on favorable terms.

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

The table below shows the high and low sales prices for our common stock for the periods indicated.

	Price Ranges
Fiscal Year Ended November 30, 2020	High	Low
First Quarter	$0.0190	$0.0050
Second Quarter	0.0330	0.0030
Third Quarter	0.0150	0.0060
Fourth Quarter	0.0308	0.0024

Fiscal Year Ended November 30, 2021
First Quarter	$0.0190	$0.0050
Second Quarter	0.0330	0.0030
Third Quarter	0.0150	0.0060
Fourth Quarter	0.0308	0.0024

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

On September 2, the Company issued 15,588,235 shares of its common stock in exchange for the conversion of $26,500 of Series B convertible preferred stock and accrued dividends.

On September 3, 2021, the Company issued 11,535,294 shares of its common stock in exchange for the conversion of $19,610 of Series B convertible preferred stock and accrued dividends.

On September 9, 2021, the Company issued 18,320,200 shares of its common stock in exchange for the conversion of $18,320 of convertible debt principal and accrued interest.

On September 28, 2021, the Company issued 32,332,000 shares of its common stock in exchange for the conversion of $32,332 of convertible debt principal and accrued interest.

On October 25, 2021, the Company issued 33,945,400 shares of its common stock in exchange for the conversion of $38,019 of convertible debt principal and accrued interest.

On November 15, 2021, the Company issued 35,639,300 shares of its common stock in exchange for the conversion of $22,809 of convertible debt principal and accrued interest.

On November 29, 2021, the Company issued 29,444,444 shares of its common stock in exchange for the conversion of $21,200 of Series B convertible preferred stock and accrued dividends.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results for our fiscal year 2021 reflect the continued success of our incubator model and its influence on our Payless Truckers, Inc. subsidiary has it continues to distinguish itself in the Transportation Services segment of the economy. The dislocations in the supply chain have and for the foreseeable future will continue to contribute to our momentum. Daniels continues to umbrella the Payless expansion through financing sources expensive in nature. The decision to continue with the financing immediately available was worth the cost. It helped produce a banner year for Payless.

Our November 2021 fiscal year Revenues are $4,349,259 with both flip and rental program trucks adding to the banner year. Flip revenues were $3,506,096 and rental program truck revenue $804,377. Their combined efforts produced Gross Profits of $1,476,570 for the year. Net Profits were $246,923 and EBITDA of $652,922. While both businesses will continue to be financed, our program rental fleet has the potential to be scale-able and provide significant growth/results because of its predictable gross cash flow / potential earnings stream. The financing alternatives being discussed continue to be for that purpose.

Networking with professionals of varied capital specialties was instituted. More creative approaches continued to be discussed and models developed. The constant selling pressure on the “DCAC” stock continued throughout the year, hampering our forward momentum. The use of capital structure financing built upon use of the common stock was not possible. The main objective - which continued to take more time to implement than expected - continues to be the creation of financing alternatives that can be repaid out of cash flows. There was hesitancy on the part of mid-market financing sources to bank a Company that wanted to enter the mid-market but was not there yet. Based on projections of our fiscal year results, which materialized, plans were made to re-visit with the top firms originally talked to on larger, longer-term financing. This financing model should allow Daniels to continue to build the Payless subsidiary with layers of capital, as needed to keep capital costs at a minimum. Daniels’ senior management believes - with expected support through the re-visit of equity and layered finance options originally discussed - that Payless can achieve the first plateau of 100 rental fleet trucks in a shorter amount of time than originally thought possible. Talks were held by management on the acquisition of a larger operating facility to accelerate the build out of Payless. Capital negotiations included a real estate component for fleet expansion.

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

Liquidity and Capital Resources

As of November 30, 2021, we had $326,725 in cash and cash equivalents and a working capital deficit of $3,484,393.

During the year ended November 30, 2021, net cash used in operating activities was $137,469 compared to net cash provided of $239,892 in 2020. The increase in net cash used in operating activities is primarily attributable to the change in our working capital assets offset in part by the increase in our net income.

Net cash used in investing activities was $125,531 for the year ended November 30, 2021, as compared to $467,414 in 2020. The decrease is directly attributable to fewer purchases of a trucks utilized in our credit rebuilding business.

Net cash provided by financing activities was $388,867 for the year ended November 30, 2021, as compared to net cash provided of $352,466 in 2020. The increase in net cash provided by financing activities is partially related to proceeds received from the issuance of Series B convertible preferred stock to help fund operations. During the year ended November 30, 2021, we received proceeds of $343,790 from the issuance of Series B convertible preferred stock, as compared to $289,000 in proceeds from the issuance of Series B convertible preferred stock received during the year ended November 30, 2020. In addition, we received proceeds of $411,649 from the issuance of commercial debt during the year ended November 30, 2021, as compared to $138,000 in proceeds received from the issuance of convertible and commercial debt during the year ended November 30, 2020.

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

Comparison of the Year Ended November 30, 2021 to the Year Ended November 30, 2020 Revenues

Sales

Sales totaled $4,384,842 which were comprised of (i) $3,541,445 from the resale of refurbished trucks, (ii) $804,377 from vehicle rental agreements, and (iii) $39,020 from other miscellaneous sources for the year ended November 30, 2021, compared to sales of $3,769,161 which were comprised of (i) $3,324,479 from the resale of refurbished trucks and (ii) $417,937 from vehicle rental agreements, and (iii) $26,745 from other miscellaneous sources during the year ended November 30, 2020. The decrease in sales is believed to be primarily attributable to the uncertainty of economic conditions caused by the global COVID-19 pandemic.

Gross Profit

Gross profit for the year ended November 30, 2021 and 2020 were $1,359,523 and $744,108, respectively. Gross profit percentage for the year ended November 30, 2021 and 2020 were 31.0% and 19.7%, respectively. The increase in gross profit and gross profit percentage for the current year period is directly attributable to an increase in revenues from truck rental agreements which yield higher profit margins than truck resales.

Operating Expenses

Operating expenses are primarily comprised of compensation, facilities costs and outsourced services. Operating expenses totaled $1,416,672 for the year ended November 30, 2021, compared to operating expenses of $1,746,563 during the year ended November 30, 2020 representing a decrease of $329,891 or 18.9%. The decrease in operating expenses is primarily related to the decrease in stock-based compensation. The Company issued 115,000,000 shares of its common stock valued at $621,250 to employees and advisors as compensation during the year ended November 30, 2020. No such issuances were made during the year ended November 30, 2021.

Other Income and Expenses

Net other income for the year ended November 30, 2021 totaled $238,543, compared to $238,631 in net other expense for the year ended November 30, 2020 representing a nominal decrease from the prior year period.

Net Income Attributable to Common Stockholders

The Company incurred a net loss attributable to common stockholders for the year ended November 30, 2021 of $250,007, compared to a net loss attributable to common stockholders of $1,406,741 for the year ended November 30, 2020.

Off-Balance Sheet Arrangements

None.

Inflation

We believe that inflation has not had a material impact on our results of operations for the two years ended November 30, 2021 and 2020, and since inflation rates have generally remained at relatively low levels our operations are not otherwise uniquely affected by inflation concerns.

Going Concern

The accompanying audited condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our auditors, in their report dated March __, 2022, have expressed substantial doubt about our ability to continue as going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2021. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2021 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of November 30, 2021, we determined that certain control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of November 30, 2021 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Thayer O’Neal Company, LLC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of November 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board. Our executive officers are as follows:

Name	Age	Position
Arthur D. Viola	75	President and Chairman of the Board
Nicholas Viola	73	Chief Executive Officer
Keith L. Voigts	77	Chief Financial Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe there were no applicable reporting persons based on all applicable Section 16(a) filing requirements with respect to transactions during the fiscal years ended November 30, 2021 and November 30, 2020.

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

Summary Compensation Table

The following table sets forth, for the last two fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer, chief financial officer and the other highest-paid executive officers serving as such at the end of 2021 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the “Named Officers.” No other executive officer of Daniels Corporate Advisory received compensation in excess of $100,000 during fiscal years 2021 and 2020.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Arthur D. Viola	2021	175,000	-0-	-0-	-0-	-0-	-0-	-0-	318,750
Nicholas D. Viola	2020	-0-	-0-	115,000	-0-	-0-	-0-	-0-	115,000
Arthur D. Viola	2020	175,000	-0-	143,750	-0-	-0-	-0-	-0-	175,000

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal years, November 30, 2021 and November 30, 2020:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 30, 2021, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of March 23, 2021 there were 300,797,682 shares of common stock issued and outstanding.

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

Beneficial Ownership Table

	Common Stock Beneficially Owned		Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent	Number	Percent
Arthur D. Viola	25,152,334	3.2	100,000	100.0
Nicholas D. Viola	20,730,000	2.7	—	0.0
All directors and officers as a group	55,882,334	7.2	100,000	100.0

5% or Greater Holders	Number	Percent	Number	Percent
—	—	—	—	—

Unless otherwise indicated, the address for each of these shareholders is c/o Daniels Corporate Advisory Company, Inc., Parker Towers, 104-60, Queens Boulevard, 12th Floor, Forest Hills, New York 11375. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.

Beneficial ownership is determined in accordance with the rules of the SEC. As of November 30, 2021, there were 779,298,529 shares of our common stock issued and outstanding.

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

Item 14. Principal Accountant Fees and Services.

The following table presents the estimated aggregate fees billed by TPS Thayer, LLC for services performed during our last two fiscal years.

	Years Ended
	December 31,
	2021	2020
Audit fees (1)	$67,335	$67,335
Tax fees (2)	—	—
All other fees (3)	—	—

	$67,335	$67,335

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended November 30, 2021 and 2020, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the issuance of consents and other matters relating to registration statements filed by us.

(2)	There were no tax fees billed in these two periods.

(3)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for years ended November 30, 2021 and November 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Daniels Corporate Advisory Company, Inc.

Consolidated Balance Sheets

	November 30,	November 30,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$326,725	$200,858
Accounts receivable	6,896	2,903
Inventory	215,736	204,704
Prepaid expenses and other current assets	-	82,997
Right of use assets	-	24,993
Total current assets	549,357	516,455
Investment in subsidiary companies	-	-
Property and equipment, net	701,006	658,985
Total assets	$1,250,363	$1,175,440

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,453,481	$1,304,417
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	801,986	835,734
Derivative liabilities	875,487	1,592,017
Lease liabilities	-	24,993
Related party payables	217,796	313,782
Total current liabilities	4,033,750	4,755,943
Other noncurrent liabilities	338,081	268,500
Total liabilities	4,371,831	5,024,443

Commitments and contingencies	-	-

Preferred Stock:
Redeemable convertible preferred stock, Series B, $0.001 par value. 1,000,000 shares authorized; 240,000 and 125,600 shares issued and outstanding as of November 30, 2021 and 2020, respectively	101,972	35,536

Stockholders’ Deficit:
Series A preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of November 30, 2021 and 2020, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 779,298,529 and 241,774,989 shares issued and outstanding as of November 30, 2021 and 2020, respectively	779,299	241,775
Additional paid-in capital	8,366,837	7,993,255
Accumulated deficit	(12,305,327)	(12,055,320)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders’ deficit	(3,223,440)	(3,884,539)
Total liabilities, preferred stock and stockholders’ deficit	$1,250,363	$1,175,440

The accompanying notes are an integral part of the consolidated financial statements.

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended November 30,	Year Ended November 30,
	2021	2020

Sales	$4,384,842	$3,769,161
Cost of goods sold	3,025,319	3,025,053
Gross margin	1,359,523	744,108
Selling, general and administrative expenses	1,416,672	1,085,313
Stock based compensation (329,891)	-	661,250
Income (loss) from operations 18.9%	(57,149)	(1,002,455)
Other income (expense)
Gain (loss) on change in derivative liabilites	927,114	621,557
Interest income (expense), net	(762,692)	(373,856)
Other income (expense), net	74,121	(9,070)
Total other income (expense)	238,543	238,631
Income (loss) before income taxes	181,394	(763,824)
Provision for income taxes (benefit)	-	-
Net income (loss)	181,394	(763,824)
Deemed dividend on preferred stock	431,401	642,917
Net income (loss) attributable to common stockholders	$(250,007)	$(1,406,741)

Basic earnings (loss) per common share	$(0.00)	$(0.04)
Diluted earnings (loss) per common share	$(0.00)	$(0.04)

Weighted-average number of common shares outstanding:
Basic	347,162,602	37,398,549
Diluted	347,162,602	37,398,549

Comprehensive loss:
Net income (loss)	$181,394	$(763,824)
Unrealized gain (loss)	-	-
Comprehensive income (loss)	$181,394	$(763,824)

The accompanying notes are an integral part of the consolidated financial statements.

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

Balance, November 30, 2019	-	$-	100,000	$100	25,546,452	$25,546	$7,171,768	$(10,648,579)	$(64,349)	$(3,515,514)

Net income (loss)	-	-	-	-	-	-	-	(763,824)	-	(763,824)
Issuance of preferred stock in connection with sales made under private or public offerings, net of costs and discounts	289,000	-	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	208,740	-	-	-	-	-	(208,740)	-	(208,740)
Conversion of Series B preferred stock into common stock	(163,400)	(173,204)	-	-	79,407,358	79,407	93,797	-	-	173,204
Relief of derivative liability from conversion of Series B preferred stock into common stock	-	-	-	-	-	-	160,123	-	-	160,123
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(434,177)	-	(434,177)
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	115,000,000	115,000	546,250	-	-	661,250
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	1,750,000	1,750	21,250	-	-	23,000
Conversion of convertible debentures and accrued interest into common stock	-	-	-	-	20,071,179	20,072	67	-	-	20,139

Balance, November 30, 2020	125,600	$35,536	100,000	$100	241,774,989	$241,775	$7,993,255	$(12,055,320)	$(64,349)	$(3,884,539)

Net income (loss)	-	-	-	-	-	-	-	181,394	-	181,394

Issuance of preferred stock in connection with sales made under private or public offerings, net of costs and discounts	400,500	29,122	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	340,580	-	-	-	-	-	(340,580)	-	(340,580)
Conversion of Serives B preferred stock into common stock	(232,600)	(246,556)	-	-	144,422,628	144,423	102,133	-	-	246,556
Relief of derivative liability from conversion of Series B preferred stock into common stock	-	-	-	-	-	-	229,091	-	-	229,091
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(68,297)	-	(68,297)
Redemption of Series B preferred stock	(53,500)	(56,710)	-	-	-	-	-	(22,524)	-	(22,524)
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	14,590,743	14,591	45,757	-	-	60,348
Conversion of convertible debentures and accrued interest into common stock	-	-	-	-	378,510,169	378,510	(3,399)	-	-	375,111

Balance, November 30, 2021	240,000	$101,972	100,000	$100	779,298,529	$779,299	$8,366,837	$(12,305,327)	$(64,349)	$(3,223,440)

The accompanying notes are an integral part of the consolidated financial statements.

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended November 30,	Year Ended November 30,
	2021	2020
Cash flows from operating activities of continuing operations:
Net income (loss)	$181,394	$(763,824)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	157,630	56,790
Amortization of debt discount	-	32,708
Common stock issued in exchange for fees and services	60,348	23,000
Gain (loss) on change in derivative liabilities	(927,114)	(621,557)
Gain (loss) on disposal of property and equipment	(74,121)	9,070
Stock based compensation	-	661,250
Changes in operating assets and liabilities:
Accounts receivable	(3,993)	(2,873)
Inventory	(11,031)	299,431
Prepaid expenses and other current assets	82,996	(67,809)
Right of use assets and lease liabilities	-	(788)
Accounts payable and accrued liabilities	332,975	224,533
Related party payables	(89,316)	71,076
Other noncurrent liabilities	152,763	318,885
Net cash provided by (used in) operating activities	(137,469)	239,892

Cash flows from investing activities:
Proceeds received from the disposal of property and equipment	-	83,751
Purchase of fixed assets	(125,531)	(551,165)
Net cash provided by (used in) financing activities	(125,531)	(467,414)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	343,790	289,000
Proceeds from issuance of common stock, net of issuance costs	-	-
Proceeds from issuance of convertible debentures	-	50,000
Proceeds from commercial loans payable	411,649	88,000
Proceeds from related party payables	-	(52,500)
Redemption of preferred stock	(22,524)	-
Repayments of convertible debentures	-	-
Repayments of commercial loans payable	(344,048)	(22,034)
Repayments of related party payables	-	-
Net cash provided by (used in) financing activities	388,867	352,466

Net increase (decrease) in cash and cash equivalents	125,867	124,944
Cash and cash equivalents at beginning of period	200,858	75,914
Cash and cash equivalents at end of period	$326,725	$200,858

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debentures and accrued interest into common stock	$375,111	$20,138
Conversion of Series B preferred stock into common stock	$246,556	$173,204
Discount for issuance costs and/or beneficial conversion features on convertible debentures	$-	$2,500
Accrued dividends and accretion of conversion feature on Series B preferred stock	$340,580	$208,740
Deemed dividends related to conversion feature of Series B preferred stock	$68,296	$434,176
Relief of derivative liability from conversion of Series B preferred stock into common stock	$229,091	$160,122

The accompanying notes are an integral part of the consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2021 AND 2020

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

Inventory

Inventory consists of well-maintained, class 8 heavy duty trucks primarily acquired at auction. Inventory is valued at the lower of cost (specific identification method) or net realizable value. An allowance for potential non-saleable inventory due to movement, current conditions or obsolescence is based upon a review of inventory quantities, past history and expected future usage. The Company believes that no write-down for slow moving or obsolete inventory is necessary as of November 30, 2021.

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

As of December 31, 2021 and 2020, the Company did not recognize any impairment losses related to non-marketable or other investments.

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

Revenue is recognized and related accounts receivable is recorded when the Company has transferred a good or service to a customer and its right to receive consideration is unconditional through the completion of our performance obligation. The Company had accounts receivable totaling $2,903 and $30 as of November 30, 2021 and 2020, respectively.

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

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. The Company adopted the new standard effective March 1, 2021 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statement

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis. That model replaces the probable, incurred loss model for those assets. Through the amendments in that Update, the Board added Topic 326, Financial Instruments— Credit Losses, and made several consequential amendments to the Codification. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company will adopt the new standard effective December 1, 2023 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Effective December 15, 2016, Arthur Viola entered into a $685,000 convertible promissory note agreement with the Company and forgave all remaining amounts outstanding at that time. The note matured on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common stock at a discount to market of 50% at any time. No repayment or conversion of the note occurred as of November 30, 2021, and no notice of default has been issued.

In 2016, Mr. Viola personally funded $10,200 in expenses on behalf of the Company. These advances were made interest free with no maturity date. No repayments have been made against these advances as of November 30, 2021.

Mr. Viola is entitled to receive a salary of $175,000 annually. Mr. Viola has deferred all cash payments of his base salary in an effort to help the Company fund its operations. At November 30, 2021 and 2020, the total amount of accrued compensation owed to Mr. Viola was $716,034 and $541,034, respectively. These amounts are included in accounts payable.

The Company’s wholly-owned subsidiary Payless Truckers, Inc. have received net loan proceeds aggregating $126,926 from a related party to help fund the subsidiary’s operations. The loans currently bear interest at rates ranging between 35% - 40%, are secured by certain inventory assets and are payable on demand.

Two companies owned by Payless’ President and certain family members has loaned the Company floor plan financing for a monthly fee per truck financed. During the years ended November 30, 2021 and 2020, financing fees and interest totaling approximately $47,000 and $47,000, respectively, were paid to the related party. At November 30, 2021, the outstanding loan balance was $32,000.

A company owned by Payless’s President serves as an authorized agent to sell trucks for the Company. During the years ended November 30, 2021 and 2020, sales commissions of $120,500 and $120,500, respectively, were paid to the related party.

A different company owned by a brother of Payless’ president performs contract services, including sales and shop work, for the Company. During the years ended November 30, 2021 and 2020, sales commissions and shop work of $30,000 and $30,000, respectively, were paid to the related party.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the year ended November 30, 2021, the Company realized net income of $181,394, of which $238,543 was attributable to other income, and had a working capital deficit of $3,484,393. The Company has relied, in large part, upon preferred equity and debt financings to fund its operations. As of November 30, 2021, the Company had outstanding indebtedness, net of discounts, of $1,825,067 and had $326,725 in cash.

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

Contingencies

None.

NOTE 7 - PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at December 31, 2021 and 2020:

	November 30, 2021			November 30, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	6,432	(3,881)	2,551	6,432	(1,738)	4,694
Vehicles	880,951	(182,496)	698,455	711,164	(56,873)	65,429
Total property and equipment	$887,383	$(186,377)	$701,006	$717,596	$(58,611)	$658,985

For the years ended November 30, 2021 and 2020, the Company recorded depreciation expense of $157,630 and $56,790, respectively. During the year ended November 30, 2020, the Company received proceeds of $83,751 and recorded a loss of $9,070 related to the disposal of two trucks. Additionally, the Company reclassified one truck from property and equipment to inventory.

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

Operating lease ROU assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. Currently, the Company’s leases are maintained on a month-to-month basis. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company has not recorded any value related to ROU assets and lease liabilities for operating leases as of November 30, 2021. For the year ended November 30, 2021, the Company recognized approximately $57,860 in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

The following table presents the Company’s future minimum lease obligation under ASC 842 as of November 30, 2021:

2022 fiscal year	$55,200

NOTE 9 - INCOME TAXES

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended November 30, 2021 and 2020:

	November 30, 2021	November 30, 2020
Tax provision (recovery) at effective tax rate (21%)	$38,093	$(160,403)
Change in valuation reserve	(38,093)	160,403
Tax provision (recovery), net	$–	$–

As of November 30, 2021, the Company had approximately $12.1 million in net operating loss carry forwards for federal income tax purposes which expire at various times through 2039. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	November 30, 2021	November 30, 2020
Net operating loss carry forwards available at effective tax rate (21%)	$2,584,000	$2,532,000
Valuation Allowances	(2,584,000)	(2,532,000)
Deferred Tax Asset	$–	$–

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance of approximately $2.6 million at November 30, 2021. The Company did not utilize any NOL deductions for the full fiscal year ended November 30, 2021.

NOTE 10 - NOTES PAYABLE

Convertible Notes

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of November 30, 2021, the note balance was $55,224 and all associated loan discounts were fully amortized.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of November 30, 2021, the note balance was $98,459 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of November 30, 2021, the note balance was $4,000 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. The Company amended its convertible note agreement to allow for additional principal borrowings. As of November 30, 2021, the note balance was $78,700 and all associated loan discounts were fully amortized.

On October 15, 2018, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $350,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on July 15, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.67% to 2.70%; Dividend rate of 0%; and, historical volatility rates ranging from 390% to 423%. As of November 30, 2021, the note balance was $244,170 and all associated loan discounts were fully amortized.

On February 14, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $57,750, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on November 14, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 2.54%; Dividend rate of 0%; and, historical volatility rates ranging from 139% to 1,467%. As of November 30, 2021, the note balance was $57,750 and all associated loan discounts were fully amortized.

On July 22, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $75,250, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on April 22, 2020. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 1.95%; Dividend rate of 0%; and, historical volatility rates ranging from 1,313% to 1,467%. As of November 30, 2021, the note balance was $75,250 and all associated loan discounts were fully amortized.

Promissory Notes

On January 31, 2020, the Company issued a promissory note to GC Capital Partners, LLC in the amount of $52,500, unsecured, with principal amounts payable in monthly installments of $10,000 until maturity on August 26, 2020. The note had an original issuance discount of $2,500, which will be amortized on a straight-line basis over the life of the note. As of November 30, 2021, the note balance was $0 and all associated loan discounts were fully amortized.

Commercial Loans

On September 10, 2020, the Company executed two future receivables sale and purchase agreements with Sutton Funding. Under the agreements, the Company sold an aggregate of $67,200 in future receivables for a purchase amount of $48,000. The aggregate principal amount is payable in daily installments totaling $538 until such time that the obligation is fully satisfied.

On October 26, 2020, the Company executed a merchant cash advance agreement with Biz Buzz Capital. Under the agreement, the Company sold an aggregate of $57,200 in future receivables for a purchase amount of $40,000. The aggregate principal amount is payable in weekly installments totaling $3,180 until such time that the obligation is fully satisfied.

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

On November 8, 2021, the Company executed a merchant cash advance agreement with Consistent Funding. Under the agreement, the Company sold an aggregate of $145,000 in future receivables for a purchase amount of $100,000. The aggregate principal amount is payable in daily installments totaling $656 until such time that the obligation is fully satisfied.

As of November 30, 2021, the total outstanding principal on these future receivable sale and purchase agreements was approximately $133,567.

Floor Plan Financing

From time to time, the Company issues secured promissory notes to individual lenders to finance truck purchases for the Company’s rental program. Annual interest rates on such notes are generally 30% with terms of 48 months. As of November 30, 2021 and 2020, the total amount outstanding under such notes was $471,647 and $319,000, respectively, of which $_____ and $50,385, respectively, is considered current and classified under “Notes payable, net of loan discounts” in the Company’s condensed consolidated financial statements. The remaining noncurrent portion is classified under “Other noncurrent liabilities”. The aggregate monthly payments of principal and interest on these promissory notes is $_____.

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

As of November 30, 2021 and 2020, the estimated fair value of derivative liabilities was determined to be $875,487 and $1,592,017, respectively. During the year November 30, 2021, the Company recognized additional derivative liabilities of $439,675, compared to $723,176 during the year ended November 30, 2020. The change in the fair value of derivative liabilities for the years ended November 30, 2021 and 2020 was a gain of $927,114 and a gain of $621,557, respectively, on derivative liabilities.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed as of November 30, 2020:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	1,592,017	–	–	1,592,017	1,592,017
Total derivative liabilities	$1,592,017	$–	$–	$1,592,017	$1,592,017

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed as of November 30, 2021:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	875,487	–	–	875,487	875,487
Total derivative liabilities	$875,487	$–	$–	$875,487	$875,487

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended November 30, 2021 and 2020:

Derivative Liabilities
Fair value, November 30, 2019	$1,650,520
Additions	723,176
Relief from conversion of preferred stock	(160,122)
Change in fair value	(621,557)
Fair value, November 30, 2020	1,592,017
Additions	439,675
Relief from conversion of preferred stock	(229,091)
Change in fair value	(927,114)
Fair value, November 30, 2021	$875,487

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue two classes of shares being designated preferred stock and common stock.

Preferred Stock

The number of shares of preferred stock authorized is 50,100,000, par value $0.001 per share. At November 30, 2021 and 2020, the Company had 100,000 shares of Series A preferred stock issued and outstanding, and 240,000 and 125,600 shares of Series B preferred stock issued and outstanding, respectively.

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

On July 14, 2021, the Company sold 58,750 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva, for $55,000 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. The Company recorded a derivative liability of $72,325 valued using the Black-Scholes Model, associated with Series B preferred shares

As of November 30, 2021, the estimated fair value of these derivative liabilities was determined to be $159,877. The change in the fair value for the year ended November 30, 2021 was an unrealized gain of $173,811.

During the year ended November 30, 2021, the Company recorded $317,112 of accretion of discounts and $22,269 in dividends. As of November 30, 2021, there were 240,000 shares outstanding and a remaining unamortized discount of $148,222.

Common Stock

The number of shares of common stock authorized is 6,000,000,000, par value $0.001 per share. At November 30, 2021 and 2020, the Company had 779,298,529 and 241,774,989 shares of common stock, respectively, issued and outstanding.

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

On September 2, the Company issued 15,588,235 shares of its common stock in exchange for the conversion of $26,500 of Series B convertible preferred stock and accrued dividends.

On September 3, 2021, the Company issued 11,535,294 shares of its common stock in exchange for the conversion of $19,610 of Series B convertible preferred stock and accrued dividends.

On September 9, 2021, the Company issued 18,320,200 shares of its common stock in exchange for the conversion of $18,320 of convertible debt principal and accrued interest.

On September 28, 2021, the Company issued 32,332,000 shares of its common stock in exchange for the conversion of $32,332 of convertible debt principal and accrued interest.

On October 25, 2021, the Company issued 33,945,400 shares of its common stock in exchange for the conversion of $38,019 of convertible debt principal and accrued interest.

On November 15, 2021, the Company issued 35,639,300 shares of its common stock in exchange for the conversion of $22,809 of convertible debt principal and accrued interest.

On November 29, 2021, the Company issued 29,444,444 shares of its common stock in exchange for the conversion of $21,200 of Series B convertible preferred stock and accrued dividends.

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

The Company recognizes revenue from class 8 heavy duty truck sales to customers when it satisfies its performance obligation, at a point in time, when title to the truck is transferred to the customer and collection of cash is certain. Delivery or shipping charges billed to customers, if applicable, are included in product sales and the related shipping costs are included in cost of goods sold. For the year ended November 30, 2021, the Company recognized sales revenue from the resale of refurbished trucks of $3,541,445, as compared to sales revenue from the resale of refurbished trucks of $3,324,479 during the year ended November 30, 2020.

The Company also recognize revenue from the rental of class 8 heavy-duty trucks to customers. Revenue from these truck rental agreements is recognized based upon the passage of time over the term of the arrangement once control of the underlying asset has been transferred to the customer. The arrangements require weekly payments, and the customer may cancel the agreement at any time by notifying the Company in writing at least 30 days before such termination. For the year ended November 30, 2021, the Company recognized sales revenue from the rental of its trucks of $804,377, as wells as repair income of $39,020, as compared to sales revenue from the rental of its trucks of $417,937, as wells as repair income of $26,745, during the year ended November 30, 2020.

NOTE 16 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to November 30, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Date: March __, 2022	By:	/s/ NICHOLAS VIOLA
Nicholas Viola
Chief Executive Officer

Date: March __, 2022	By:	/s/ KEITH L. VOIGTS
Keith L. Voigts
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ NICHOLAS VIOLA	Chief Executive Officer	March __, 2022
Nicholas Viola	(Principal Executive Officer)

/S/ KEITH L. VOIGTS	Chief Financial Officer	March __, 2022
Keith L. Voigts	(Principal Financial and Accounting Officer)

30