Form 10-K/A
period 2021-11-30
Daniels Corporate Advisory Company, Inc.
filed 2022-03-28
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 31, 2021 based upon the closing price as of such date was $1,124,339.

As of March 25, 2022, 1,269,733,831 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

EXPLANATORY NOTE

Daniels Corporate Advisory Company, Inc. (“Daniels” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended November 30, 2021 (this “Amendment”) to amend the original Form 10-K filed on March 15, 2022 (the “Original Form 10-K”) as a result of a finding that the Company’s accounting financial accounting system, including backups, had been compromised and were infused with inaccurate data as well as missing data. The Company was required to investigate the many irregularities in its system and repair the entries. This occurred close to filing date, and it was impossible to have complete auditable information at that date. Subsequently, the Company was able to reconstruct the data and the audit was completed. Any changes to the filed numbers are considered immaterial.

Except as described above, this Amendment does not modify or update disclosures presented in the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

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

Payless Truckers’ operating facility is located at 15138 Mills Road, Gulfport, Missouri 39503. The monthly rental rate is $2,500 on a month-to-month basis.

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

The table below shows the high and low sales prices for our common stock for the periods indicated.

	Price Ranges
Fiscal Year Ended November 30, 2020	High	Low
First Quarter	$0.0190	$0.0050
Second Quarter	0.0330	0.0030
Third Quarter	0.0150	0.0060
Fourth Quarter	0.0308	0.0024

Fiscal Year Ended November 30, 2021
First Quarter	$0.0111	$0.0023
Second Quarter	0.0100	0.0026
Third Quarter	0.0049	0.0025
Fourth Quarter	0.0037	0.0011

There were approximately 222 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name”.

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

Our November 2021 fiscal year Revenues are $4,384,297 with both flip and rental program trucks adding to the banner year. Flip revenues were $3,540,173 and rental program truck revenue $803,537. Their combined efforts produced Gross Profits of $1,283,072 for the year. Net Profits were $159,188 and EBITDA of $603,987. While both businesses will continue to be financed, our program rental fleet has the potential to be scale-able and provide significant growth/results because of its predictable gross cash flow / potential earnings stream. The financing alternatives being discussed continue to be for that purpose.

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

Liquidity and Capital Resources

As of November 30, 2021, we had $181,088 in cash and cash equivalents and a working capital deficit of $3,563,536.

During the year ended November 30, 2021, net cash used in operating activities was $283,106 compared to net cash provided of $239,892 in 2020. The increase in net cash used in operating activities is primarily attributable to the change in our working capital assets offset in part by the increase in our net income.

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

Comparison of the Year Ended November 30, 2021 to the Year Ended November 30, 2020 Revenues

Sales

Sales totaled $4,384,297 which were comprised of (i) $3,540,173 from the resale of refurbished trucks, (ii) $803,537 from vehicle rental agreements, and (iii) $40,587 from other miscellaneous sources for the year ended November 30, 2021, compared to sales of $3,769,161 which were comprised of (i) $3,324,479 from the resale of refurbished trucks and (ii) $417,937 from vehicle rental agreements, and (iii) $26,745 from other miscellaneous sources during the year ended November 30, 2020. The decrease in sales is believed to be primarily attributable to the uncertainty of economic conditions caused by the global COVID-19 pandemic.

Gross Profit

Gross profit for the year ended November 30, 2021 and 2020 were $1,283,072 and $744,108, respectively. Gross profit percentage for the year ended November 30, 2021 and 2020 were 29.3% and 19.7%, respectively. The increase in gross profit and gross profit percentage for the current year period is directly attributable to an increase in revenues from truck rental agreements which yield higher profit margins than truck resales.

Operating Expenses

Operating expenses are primarily comprised of compensation, facilities costs and outsourced services. Operating expenses totaled $1,396,542 for the year ended November 30, 2021, compared to operating expenses of $1,746,563 during the year ended November 30, 2020 representing a decrease of $350,021 or 20.0%. The decrease in operating expenses is primarily related to the decrease in stock-based compensation. The Company issued 115,000,000 shares of its common stock valued at $621,250 to employees and advisors as compensation during the year ended November 30, 2020. No such issuances were made during the year ended November 30, 2021.

Other Income and Expenses

Net other income for the year ended November 30, 2021 totaled $215,721, compared to $238,631 in net other expense for the year ended November 30, 2020 representing a decrease of $22,910 or 9.6%.

Net Income Attributable to Common Stockholders

The Company incurred a net loss attributable to common stockholders for the year ended November 30, 2021 of $329,150, compared to a net loss attributable to common stockholders of $1,406,741 for the year ended November 30, 2020.

Off-Balance Sheet Arrangements

None.

Inflation

We believe that inflation has not had a material impact on our results of operations for the two years ended November 30, 2021 and 2020, and since inflation rates have generally remained at relatively low levels our operations are not otherwise uniquely affected by inflation concerns.

Going Concern

The accompanying audited condensed consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate our continuance as a going concern. Our auditors, in their report dated March 28, 2022, have expressed substantial doubt about our ability to continue as going concern. Our cash position may be inadequate to pay all of the costs associated with the testing, production and marketing of our products. Management intends to use borrowings and the sale of equity or convertible debt to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

TPS Thayer, LLC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of November 30, 2021.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Arthur D. Viola	2021	175,000	-0-	-0-	-0-	-0-	-0-	-0-	175,000
Nicholas D. Viola	2020	-0-	-0-	115,000	-0-	-0-	-0-	-0-	115,000
Arthur D. Viola	2020	175,000	-0-	143,750	-0-	-0-	-0-	-0-	318,750

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal years, November 30, 2021 and November 30, 2020:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Arthur D. Viola (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Arthur D. Viola (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Daniels Corporate Advisory Company, Inc.’s president.

Employment Agreements

As of the date of this report, Daniels Corporate Advisory has employment agreements in place with senior management of both Daniels and its wholly-owned subsidiary, Payless Truckers, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 30, 2021, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of March 25, 2021 there were 1,269,733,831 shares of common stock issued and outstanding.

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

Item 14. Principal Accountant Fees and Services.

The following table presents the estimated aggregate fees billed by TPS Thayer, LLC for services performed during our last two fiscal years.

	Years Ended
	December 31,
	2021	2020
Audit fees (1)	$53,000	$67,335
Tax fees (2)	—	—
All other fees (3)	—	—

	$53,000	$67,335

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended November 30, 2021 and 2020, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the issuance of consents and other matters relating to registration statements filed by us.

(2)	There were no tax fees billed in these two periods.

(3)	Other fees include professional services for review of various filings and issuance of consents.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for years ended November 30, 2021 and November 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’

Daniels Corporate Advisory Company, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Daniels Corporate Advisory Company, Inc (“the Company”), as of November 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended November 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years ended November 30, 2021 and 2020, in conformity with U.S generally accepted accounting principles.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements and going concern assessment of critical audit matter below, the Company has suffered recurring losses from operations and has stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgement. The communication of a critical audit matter does not alter in anyway our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern Assessment

As described in Note 4 to the financial statements, the Company prepared its financial statements on a going concern basis, and management has concluded that the Company has not generated significant income to sustain its operations. For the years ended November 31, 2021 and 2020, the Company incurred net income of USD 102,248 and net loss of USD 763,824, respectively. As of November 30, 2021 and 2020, the accumulated deficit amounted to USD 12,384,470 and USD 12,055,320, respectively and the current liabilities exceeded the current assets in the amount of USD 3,563,536 and USD 4,239,488, respectively.

The principal consideration for our determination that performing procedures relating to the Company’s going concern assessment is a critical audit matter is the significant judgment by management for the going concern assessment, which is dependent upon the Company’s ability to raise funds and continue operations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the consummation and intent of obtaining external financing by the Company subsequent to the year end.

TPS Thayer, LLC

We have served as the Company’s auditor since 2020

Sugar Land, Texas

March 28, 2022

Daniels Corporate Advisory Company, Inc.

Consolidated Balance Sheets

	November 30,	November 30,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$181,088	$200,858
Accounts receivable, net	7,896	2,903
Inventory	208,504	204,704
Prepaid expenses and other current assets	6,096	82,997
Right of use assets	-	24,993
Total current assets	403,584	516,455
Property and equipment, net	701,006	658,985
Total assets	$1,104,590	$1,175,440

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$710,333	$763,383
Accounts payable and accrued liabilities – related party	726,233	541,034
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	801,986	835,734
Derivative liabilities	875,487	1,592,017
Lease liabilities	-	24,993
Related party payables	168,081	313,782
Total current liabilities	3,967,120	4,755,943
Other noncurrent liabilities	338,081	268,500
Total liabilities	4,305,201	5,024,443

Commitments and contingencies	-	-

Preferred Stock:
Redeemable convertible preferred stock, Series B, $0.001 par value. 1,000,000 shares authorized; 240,000 and 125,600 shares issued and outstanding as of November 30, 2021 and 2020, respectively	101,972	35,536

Stockholders’ Deficit:
Series A preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of November 30, 2021 and 2020, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 779,298,529 and 241,774,989 shares issued and outstanding as of November 30, 2021 and 2020, respectively	779,299	241,775
Additional paid-in capital	8,366,837	7,993,255
Accumulated deficit	(12,384,470)	(12,055,320)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders’ deficit	(3,302,583)	(3,884,539)
Total liabilities, preferred stock and stockholders’ deficit	$1,104,590	$1,175,440

The accompanying notes are an integral part of the consolidated financial statements.

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended November 30,	Year Ended November 30,
	2021	2020

Sales	$4,384,297	$3,769,161
Cost of goods sold	3,101,225	3,025,053
Gross margin	1,283,072	744,108
Selling, general and administrative expenses	1,396,542	1,085,313
Stock based compensation	-	661,250
Gain on change in derivative liabilities	927,114	621,557
Interest expense, net	(785,514)	(373,856)
Other income, net	74,121	(9,070)
Income (loss) before income taxes	102,251	(763,824)
Provision for income taxes (benefit)	-	-
Net income (loss)	102,251	(763,824)
Deemed dividend on preferred stock	431,401	642,917
Net income (loss) attributable to common stockholders	$(329,150)	$(1,406,741)

Basic and diluted loss per common share	$(0.00)	$(0.04)

Weighted-average number of common shares outstanding:
Basic and diluted	347,162,602	37,398,549

Comprehensive loss:
Net income (loss)	$102,251	$(763,824)
Unrealized gain (loss)	-	-
Comprehensive income (loss)	$102,251	$(763,824)

The accompanying notes are an integral part of the consolidated financial statements.

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit

Balance, November 30, 2019	-	$-	100,000	$100	25,546,452	$25,546	$7,171,768	$(10,648,579)	$(64,349)	$(3,515,514)

Net income (loss)	-	-	-	-	-	-	-	(763,824)	-	(763,824)
Issuance of preferred stock in connection with sales made under private or public offerings, net of costs and discounts	289,000	-	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	208,740	-	-	-	-	-	(208,740)	-	(208,740)
Conversion of Series B preferred stock into common stock	(163,400)	(173,204)	-	-	79,407,358	79,407	93,797	-	-	173,204
Relief of derivative liability from conversion of Series B preferred stock into common stock	-	-	-	-	-	-	160,123	-	-	160,123
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(434,177)	-	(434,177)
Issuance of common stock as compensation to employees, officers and/or directors	-	-	-	-	115,000,000	115,000	546,250	-	-	661,250
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	1,750,000	1,750	21,250	-	-	23,000
Conversion of convertible notes and accrued interest into common stock	-	-	-	-	20,071,179	20,072	67	-	-	20,139

Balance, November 30, 2020	125,600	$35,536	100,000	$100	241,774,989	$241,775	$7,993,255	$(12,055,320)	$(64,349)	$(3,884,539)

Net income (loss)	-	-	-	-	-	-	-	102,251	-	102,251

Issuance of preferred stock in connection with sales made under private or public offerings, net of costs and discounts	400,500	29,122	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	340,580	-	-	-	-	-	(340,580)	-	(340,580)
Conversion of Series B preferred stock into common stock	(232,600)	(246,556)	-	-	144,422,628	144,423	102,133	-	-	246,556
Relief of derivative liability from conversion of Series B preferred stock into common stock	-	-	-	-	-	-	229,091	-	-	229,091
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(68,297)	-	(68,297)
Redemption of Series B preferred stock	(53,500)	(56,710)	-	-	-	-	-	(22,524)	-	(22,524)
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	14,590,743	14,591	45,757	-	-	60,348
Conversion of convertible notes and accrued interest into common stock	-	-	-	-	378,510,169	378,510	(3,399)	-	-	375,111

Balance, November 30, 2021	240,000	$101,972	100,000	$100	779,298,529	$779,299	$8,366,837	$(12,384,470)	$(64,349)	$(3,302,583)

The accompanying notes are an integral part of the consolidated financial statements.

Daniels Corporate Advisory Company, Inc.

Consolidated Statements of Cash Flows

	Year Ended November 30,	Year Ended November 30,
	2021	2020
Cash flows from operating activities of continuing operations:
Net income (loss)	$102,251	$(763,824)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	157,630	56,790
Amortization of debt discount	-	32,708
Common stock issued in exchange for fees and services	60,348	23,000
Gain on change in derivative liabilities	(927,114)	(621,557)
Gain (loss) on disposal of property and equipment	(74,121)	9,070
Stock based compensation	-	661,250
Changes in operating assets and liabilities:
Accounts receivable	(4,993)	(2,873)
Inventory	(3,800)	299,431
Prepaid expenses and other current assets	76,900	(67,809)
Right of use assets and lease liabilities	-	(788)
Accounts payable and accrued liabilities	316,061	224,533
Related party payables	(139,031)	71,076
Other noncurrent liabilities	152,763	318,885
Net cash provided by (used in) operating activities	(283,106)	239,892

Cash flows from investing activities:
Proceeds received from the disposal of property and equipment	244,726	83,751
Purchase of fixed assets	(370,257)	(551,165)
Net cash used in financing activities	(125,531)	(467,414)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	343,790	289,000
Proceeds from issuance of convertible notes	-	50,000
Proceeds from commercial loans payable	411,649	88,000
Proceeds from related party payables	-	(52,500)
Redemption of preferred stock	(22,524)	-
Repayments of commercial loans payable	(344,048)	(22,034)
Net cash provided by financing activities	388,867	352,466

Net (decrease) increase in cash and cash equivalents	(19,770)	124,944
Cash and cash equivalents at beginning of year	200,858	75,914
Cash and cash equivalents at end of year	$181,088	$200,858

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes and accrued interest into common stock	$375,111	$20,138
Conversion of Series B preferred stock into common stock	$246,556	$173,204
Discount for issuance costs and/or beneficial conversion features on convertible notes	$-	$2,500
Accrued dividends and accretion of conversion feature on Series B preferred stock	$340,580	$208,740
Deemed dividends related to conversion feature of Series B preferred stock	$68,296	$434,176
Relief of derivative liability from conversion of Series B preferred stock into common stock	$229,091	$160,122

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

Revenue is recognized and related accounts receivable is recorded when the Company has transferred a good or service to a customer and its right to receive consideration is unconditional through the completion of our performance obligation. The Company had accounts receivable totaling $7,896 and $2,903 as of November 30, 2021 and 2020, respectively. No allowance provided as of November 30, 2021 or 2020.

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

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. The long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value.

The Company evaluated the recoverability of its long-lived assets on November 30, 2021 and 2020, respectively, on its subsidiaries with material amounts on their respective balance sheets and determined that no impairment exists.

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

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20, Debt—Debt with Conversion and Other Options and ASC subtopic 815-40, Hedging—Contracts in Entity’s Own Equity. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

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

Mr. Viola is entitled to receive a salary of $175,000 annually. Mr. Viola has deferred all cash payments of his base salary in an effort to help the Company fund its operations. At November 30, 2021 and 2020, the total amount of accrued compensation owed to Mr. Viola was $716,033 and $541,034, respectively. These amounts are included in accounts payable.

The Company’s wholly-owned subsidiary Payless Truckers, Inc. have received net loan proceeds aggregating $140,681 from a related party to help fund the subsidiary’s operations. The loans currently bear interest at rates ranging between 35% - 40%, are secured by certain inventory assets and are payable on demand.

Two companies owned by Payless’ former President and certain family members has loaned the Company floor plan financing for a monthly fee per truck financed. During the years ended November 30, 2021 and 2020, financing fees and interest totaling approximately $40,345 and $47,000, respectively, were paid to the related party. At November 30, 2021, the outstanding loan balance was $20,426.

Three companies owned by Payless’s former President served as an authorized agent to sell trucks for the Company. During the years ended November 30, 2021 and 2020, sales commissions of $65,870 and $120,500, respectively, were paid to the related party.

A different company owned by a brother of Payless’ former president performs contract services, including sales and shop work, for the Company. During the years ended November 30, 2021 and 2020, sales commissions and shop work of $69,904 and $30,000, respectively, were paid to the related party.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the year ended November 30, 2021, the Company realized net income of $102,251, of which $215,721 was attributable to other income, and had a working capital deficit of $3,563,536. For the year ending November 30, 2020, the Company incurred a net loss of $763,824 and a working capital deficit of $4,239,488. The Company has relied, in large part, upon preferred equity and debt financings to fund its operations. As of November 30, 2021, the Company had outstanding indebtedness, net of discounts, of $1,825,067 and had $181,088 in cash. As of November 30, 2020, the Company has outstanding indebtedness, net of discounts, of $1,789,234 and had $200,858 in cash.

As such, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as such is dependent upon management’s ability to successfully execute its business plan, including increasing revenues through the sale of existing and future product offerings and reducing expenses in order to meet the Company’s current and future obligations. In addition, the Company’s ability to continue as a going concern is dependent upon management’s ability to successfully satisfy, refinance or replace its current indebtedness. Failure to satisfy existing or obtain new financing may have a material adverse impact on the Company’s operations and liquidity. Management is committed to providing and/or securing additional capital through the sale of equity, issuance of debt, or other financial alternatives.

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

Contingencies

None.

NOTE 7 - PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at November 30, 2021 and 2020:

	November 30, 2021			November 30, 2020
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	6,432	(3,881)	2,551	6,432	(1,738)	4,694
Vehicles	880,951	(182,496)	698,455	711,164	(56,873)	654,291
Total property and equipment	$887,383	$(186,377)	$701,006	$717,596	$(58,611)	$658,985

For the years ended November 30, 2021 and 2020, the Company recorded depreciation expense of $157,630 and $56,790, respectively. During the year ended November 30, 2021 the Company received proceeds of $244,726 and recorded a gain of $74,121 related to the disposal of five trucks. During the year ended November 30, 2020, the Company received proceeds of $83,751 and recorded a loss of $9,070 related to the disposal of two trucks. Additionally, the Company reclassified one truck from property and equipment to inventory.

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

NOTE 9 - INCOME TAXES

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended November 30, 2021 and 2020:

	November 30, 2021	November 30, 2020
Tax provision (recovery) at effective tax rate (21%)	$21,473	$(160,403)
Change in valuation reserve	(21,473)	160,403
Tax provision (recovery), net	$–	$–

As of November 30, 2021, the Company had approximately $12.4 million in net operating loss carry forwards for federal income tax purposes which expire at various times through 2039. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 21% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

	November 30, 2021	November 30, 2020
Net operating loss carry forwards available at effective tax rate (21%)	$2,601,000	$2,532,000
Valuation Allowances	(2,601,000)	(2,532,000)
Deferred Tax Asset	$–	$–

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

NOTE 10 - NOTES PAYABLE

Convertible Notes

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of November 30, 2021 and 2020, the note balance was $55,224 and all associated loan discounts were fully amortized.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of November 30, 2021 and 2020, the note balance was $98,459 and all associated loan discounts were fully amortized.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of November 30, 2021 and 2020, the note balance was $4,000 and all associated loan discounts were fully amortized.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. The Company amended its convertible note agreement to allow for additional principal borrowings. As of November 30, 2021 and 2020, the note balance was $78,700 and all associated loan discounts were fully amortized.

On October 15, 2018, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $350,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on July 15, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.67% to 2.70%; Dividend rate of 0%; and, historical volatility rates ranging from 390% to 423%. As of November 30, 2021 and 2020, the note balance was $244,170 and $350,000, respectively, and all associated loan discounts were fully amortized.

On February 14, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $57,750, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on November 14, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 2.54%; Dividend rate of 0%; and, historical volatility rates ranging from 139% to 1,467%. As of November 30, 2021 and 2020, the note balance was $57,750 and all associated loan discounts were fully amortized.

On July 22, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $75,250, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on April 22, 2020. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 1.95%; Dividend rate of 0%; and, historical volatility rates ranging from 1,313% to 1,467%. As of November 30, 2021 and 2020, the note balance was $75,250 and all associated loan discounts were fully amortized.

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

From time to time, the Company issues secured promissory notes to individual lenders to finance truck purchases for the Company’s rental program. Annual interest rates on such notes are generally 30% with terms of 48 months. As of November 30, 2021 and 2020, the total amount outstanding under such notes was $471,647 and $319,000, respectively, of which $133,567 and $50,385, respectively, is considered current and classified under “Notes payable, net of loan discounts” in the Company’s condensed consolidated financial statements. The remaining noncurrent portion is classified under “Other noncurrent liabilities”. The aggregate monthly payments of principal and interest on these promissory notes is $20,876.

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

Floor Plan Financings

From time to time, the Company secures floor plan financings with individual lenders to finance truck purchases for the Company’s flip program. Annual interest rates on such notes are generally 18% - 24% with terms due upon sale of the financed asset. As of November 30, 2021 and 2020, the total amount outstanding under these arrangements was $273,316 and $343,812, respectively, of which $157,881 and $303,582, respectively, is classified under “Related party payables” in the Company’s condensed consolidated financial statements. The remaining portion is classified under “Accounts payable and accrued liabilities”.

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

On September 2, 2021, the Company sold 48,750 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva, for $45,000 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. The Company recorded a derivative liability of $41,002 valued using the Black-Scholes Model, associated with Series B preferred shares.

On September 3, 2021, the Company sold 43,750 shares of its Series B convertible preferred stock, with an annual accruing dividend of 10%, to Geneva, for $40,000 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. The Company recorded a derivative liability of $40,365 valued using the Black-Scholes Model, associated with Series B preferred shares.

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

On May 4, 2021, the Company issued 17,370,578 shares of its common stock in exchange for the conversion of $20,324 of convertible debt principal and accrued interest.

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

The Company recognizes revenue from class 8 heavy duty truck sales to customers when it satisfies its performance obligation, at a point in time, when title to the truck is transferred to the customer and collection of cash is certain. Delivery or shipping charges billed to customers, if applicable, are included in product sales and the related shipping costs are included in cost of goods sold. For the year ended November 30, 2021, the Company recognized sales revenue from the resale of refurbished trucks of $3,540,173, as compared to sales revenue from the resale of refurbished trucks of $3,324,479 during the year ended November 30, 2020.

The Company also recognize revenue from the rental of class 8 heavy-duty trucks to customers. Revenue from these truck rental agreements is recognized based upon the passage of time over the term of the arrangement once control of the underlying asset has been transferred to the customer. The arrangements require weekly payments, and the customer may cancel the agreement at any time by notifying the Company in writing at least 30 days before such termination. For the year ended November 30, 2021, the Company recognized sales revenue from the rental of its trucks of $803,537, as wells as repair income of $40,587, as compared to sales revenue from the rental of its trucks of $417,937, as wells as repair income of $26,745, during the year ended November 30, 2020.

NOTE 16 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to November 30, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On December 9, 2021, the Company executed a merchant cash advance agreement with Consistent Funding. Under the agreement, the Company sold an aggregate of $116,000 in future receivables for a purchase amount of $80,000. The aggregate principal amount is payable in daily installments totaling $967 until such time that the obligation is fully satisfied.

On January 24, 2022, the Company executed a future receivables sale and purchase agreement with Gem Funding LLC. Under the agreement, the Company sold an aggregate of $101,100 in future receivables for a purchase amount of $70,000. The aggregate principal amount is payable in daily installments totaling $596 until such time that the obligation is fully satisfied.

2. List of Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

+ Management contract or compensatory plan or arrangement.

30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Date: March 28, 2022	By:	/s/ NICHOLAS VIOLA
Nicholas Viola
Chief Executive Officer

Date: March 28, 2022	By:	/s/ KEITH L. VOIGTS
Keith L. Voigts
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ NICHOLAS VIOLA	Chief Executive Officer	March 28, 2022
Nicholas Viola	(Principal Executive Officer)

/S/ KEITH L. VOIGTS	Chief Financial Officer	March 28, 2022
Keith L. Voigts	(Principal Financial and Accounting Officer)

31