Form 10-Q
period 2022-02-28
Daniels Corporate Advisory Company, Inc.
filed 2022-04-22
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

As of April 20, 2022, the Registrant had 1,566,855,043 shares of Common Stock outstanding.

Daniels Corporate Advisory Company, Inc.

PART I. FINANCIAL INFORMATION

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Balance Sheets

	February 28,	November 30,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$104,493	$181,088
Accounts receivable	8,023	7,896
Other receivables	38,980	-
Inventory	183,773	208,504
Prepaid expenses and other current assets	6,096	6,096
Total current assets	341,365	403,584
Property and equipment, net	661,852	701,006
Total assets	$1,003,217	$1,104,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$695,570	$710,333
Accounts payable and accrued liabilities – related party	784,484	726,233
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	823,150	801,986
Derivative liabilities	1,071,508	875,487
Related party payables	124,709	168,081
Total current liabilities	4,184,421	3,967,120
Notes payable – non-current	308,655	338,081
Total liabilities	4,493,076	4,305,201

Commitments and contingencies	-	-

Preferred Stock:
Redeemable convertible preferred stock, Series B, $0.001 par value. 1,000,000 shares authorized; 136,250 and 240,000 shares issued and outstanding as of February 28, 2022 and November 30, 2021, respectively	56,746	101,972

Stockholders’ Deficit:
Series A preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of February 28, 2022 and November 30, 2021, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 1,269,733,831 and 779,298,529 shares issued and outstanding as of February 28, 2022 and November 30, 2021, respectively	1,269,734	779,299
Additional paid-in capital	8,509,505	8,366,837
Accumulated deficit	(13,261,595)	(12,384,470)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders’ deficit	(3,546,605)	(3,302,583)
Total liabilities, preferred stock and stockholders’ deficit	$1,003,217	$1,104,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Months Ended February 28, 2022 and 2021

	Three Months Ended	Three Months Ended
	February 28, 2022	February 28, 2021

Sales	$582,769	$1,212,942
Cost of goods sold	336,615	823,274
Gross profit	246,154	389,668
Selling, general and administrative expenses	352,983	375,582
Income (loss) from operations	(106,829)	14,086
Other income (expense)
Loss on change in derivative liabilities	(530,121)	(832,861)
Interest expense, net	(235,948)	(165,624)
Total other income (expense)	(766,069)	(998,485)
Loss before income taxes	(872,898)	(984,399)
Provision for income taxes (benefit)	-	-
Net loss	(872,898)	(984,399)
Deemed dividend on preferred stock	4,227	114,664
Net loss attributable to common stockholders	$(877,125)	$(1,099,063)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	1,062,082,036	279,013,202

Comprehensive loss:
Net loss	$(872,898)	$(984,399)
Unrealized gain (loss)	-	-
Comprehensive loss	$(872,898)	$(984,399)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Three Months Ended February 28, 2022

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit

Balance, November 30, 2021	240,000	$101,972	100,000	$100	779,298,529	$779,299	$8,366,837	$(12,384,470)	$(64,349)	$(3,302,583)

Net loss	-	-	-	-	-	-	-	(872,898)	-	(872,898)
Issuance of preferred stock in connection with sales made under private or public offerings	43,750	-	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	111,124	-	-	-	-	-	-	-	-
Conversion of Series B preferred stock into common stock	(147,500)	(156,350)	-	-	289,025,154	289,025	(132,675)	-	-	156,350
Relief of derivative liability from conversion of Series B preferred stock into common stock	-	-	-	-	-	-	217,979	-	-	217,979
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(4,227)	-	(4,227)
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	63,859,548	63,860	(6,000)	-	-	57,860
Conversion of convertible notes and accrued interest into common stock	-	-	-	-	137,550,600	137,550	(92,756)	-	-	44,794
Relief of derivative liability from conversion of convertible notes and accrued interest into common stock	-	-	-	-	-	-	156,120	-	-	156,120

Balance, February 28, 2022	136,250	$56,746	100,000	$100	1,269,733,831	$1,269,734	$8,509,505	$(13,261,595)	$(64,349)	$(3,546,605)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Three Months Ended February 28, 2021

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit

Balance, November 30, 2020	125,600	$35,536	100,000	$100	241,774,989	$241,775	$7,993,255	$(12,055,320)	$(64,349)	$(3,884,539)

Net loss	-	-	-	-	-	-	-	(984,399)	-	(984,399)
Issuance of preferred stock in connection with sales made under private or public offerings, net of costs and discounts	97,000	-	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	72,216	-	-	-	-	-	(72,216)	-	(72,216)
Conversion of Series B preferred stock into common stock	(70,600)	(74,836)	-	-	35,824,329	35,824	39,012	-	-	74,836
Relief of derivative liability from conversion of Series B preferred stock into common stock	-	-	-	-	-	-	108,504	-	-	108,504
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(42,448)	-	(42,448)
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	10,763,581	10,764	38,485	-	-	49,249
Conversion of convertible notes and accrued interest into common stock	-	-	-	-	12,434,783	12,435	(3,855)	-	-	8,580

Balance, February 28, 2021	152,000	$32,916	100,000	$100	300,797,682	$300,798	$8,175,401	$(13,154,383)	$(64,349)	$(4,742,433)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended February 28, 2022 and 2021

	Three Months Ended	Three Months Ended
	February 28, 2022	February 28, 2021
Cash flows from operating activities of continuing operations:
Net loss	$(872,898)	$(984,399)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	39,154	35,473
Amortization of debt discount	106,897	-
Common stock issued in exchange for fees and services	57,860	49,249
Loss on change in derivative liabilities	530,121	832,861
Note conversion fees	1,500	-
Changes in operating assets and liabilities:
Accounts receivable	(127)	2,033
Other receivables	(38,980)	-
Accounts payable and accrued liabilities – related party	58,250	-
Inventory	24,731	(260,555)
Prepaid expenses and other current assets	-	86,000
Accounts payable and accrued liabilities	40,199	(88,437)
Related party payables	(43,372)	359,546
Notes payable – non-current	(29,426)	158,651
Net cash provided by (used in) operating activities	(126,091)	190,422

Cash flows from investing activities:
Purchase of fixed assets	-	(265,257)
Net cash used in financing activities	-	(265,257)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	40,000	97,000
Proceeds from commercial loans payable	150,000	82,189
Repayments of commercial loans payable	(140,504)	(64,721)
Net cash provided by financing activities	49,496	114,468

Net increase (decrease) in cash and cash equivalents	(76,595)	39,633
Cash and cash equivalents at beginning of period	181,088	200,858
Cash and cash equivalents at end of period	$104,493	$240,491

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes and accrued interest into common stock	$44,795	$8,580
Conversion of Series B preferred stock into common stock	$156,350	$74,836
Accrued dividends and accretion of conversion feature on Series B preferred stock	$111,124	$72,217
Deemed dividends related to conversion feature of Series B preferred stock	$4,227	$42,447
Relief of derivative liability from conversion of Series B preferred stock into common stock	$217,979	$108,504
Relief of derivative liability from conversion of convertible notes into common stock	$156,120	$-

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

The Company formed Payless Truckers, Inc. (“Payless”), a wholly-owned subsidiary, which was incorporated in the State of Nevada, on April 11, 2018. Payless is a trucking company whose principal business is to acquire, refurbish, add location electronics, advertise and sell or lease commercial vehicles to long haul drivers.

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended November 30, 2021 and notes thereto and other pertinent information contained in our Form 10-K/A the Company has filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022. The results of operations for the three months ended February 28, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2022.

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

Accounts receivable

Accounts receivable are customer obligations due under normal trade terms which are recorded at net realizable value. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required. The Company believes that no allowance for doubtful accounts is necessary as of February 28, 2022.

Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. During the three months ended February 28, 2022, the Company wrote off $4,234 in accounts receivable.

Inventory

Inventory consists of well-maintained, class 8 heavy duty trucks primarily acquired at auction. Inventory is valued at the lower of cost (specific identification method) or net realizable value. An allowance for potential non-saleable inventory due to movement, current conditions or obsolescence is based upon a review of inventory quantities, past history and expected future usage. The Company believes that no allowance or write-down for slow moving or obsolete inventory is necessary as of February 28, 2022.

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. (Note 3)

Convertible Instruments

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

Revenue and Cost Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

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

Revenue is recognized and related accounts receivable is recorded when the Company has transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. We had accounts receivable totaling $8,023 and $7,896 as of February 28, 2022 and November 30, 2021, respectively.

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

As of February 28, 2022, the Company’s office is currently leased on month-to-month basis. The Company does not have ROU assets and operating lease liabilities as of February 28, 2022.

Property and Equipment, net

Vehicles and equipment, net is reported at cost less accumulated depreciation, which is generally provided on the straight-line method over the estimated useful lives of the assets. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Share-Based Compensation

The Company accounts for share-based compensation under the fair value method in accordance with ASC 718, “Compensation – Stock Compensation,” which requires all such compensation to employees and non-employees to be calculated based on its fair value of the equity instrument at the grant date and recognized in the earnings over the requisite service or vesting period.

During the three months ended February 28, 2022, the Company issued 63,859,548 shares of common stock valued at $57,860 to consultants.

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

Comparative Figures

Certain figures have been reclassified to conform with current year presentation.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has chosen to early adopt this standard on December 1, 2021 financial statements and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company currently rents space from its president, Mr. Arthur Viola. This is a month-to-month rental and there is no commitment beyond each month. The monthly rent expense is approximately $2,250.

Effective December 15, 2016, Mr. Viola entered into a $685,000 convertible promissory note agreement with the Company and forgave all remaining amounts outstanding at that time. The note matured on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common stock at a discount to market of 50% at any time. As of February 28, 2022, the note total is $977,640 including $292,640 of accrued interest. No repayment or conversion of the note occurred as of February 28, 2022, and no notice of default has been issued.

During 2016, Mr. Viola personally funded $10,200 in expenses on behalf of the Company. These advances were made interest free with no maturity date. No repayments have been made against these advances as of February 28, 2022.

Mr. Viola is entitled to receive a salary of $175,000 annually. Mr. Viola has deferred all cash payments of his base salary in an effort to help the Company fund its operations. During the three months ended February 28, 2022 and 2021, the Company accrued management salaries of $43,750, respectively. At February 28, 2022 and November 30, 2021, the total amount of accrued compensation owed to Mr. Viola was $774,284 and $716,033, respectively.

The Company’s wholly-owned subsidiary Payless Truckers, Inc. has received net loan proceeds aggregating $50,000 from a related party to help fund the subsidiary’s operations. The loans currently bear flat rates ranging between $1,500 - $3,500, and are secured by certain inventory assets and are payable on demand.

Two companies owned by Payless’ former President and certain family members have loaned the Company floor plan financing for a monthly fee per truck financed. During the three months ended February 28, 2022 and 2021, financing fees and interest totaling approximately $3,155 and $2,134 were paid to the related party, respectively At February 28, 2022, the outstanding loan balance was $16,454.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the three months ended February 28, 2022, the Company realized net loss of $872,898 and had a working capital deficit of $3,843,056. For the three months ending February 28, 2021, the Company incurred a net loss of $984,399 and a working capital deficit of $5,227,808. The Company has relied, in large part, upon preferred equity and debt financings to fund its operations. As of February 28, 2022, the Company had outstanding indebtedness, net of discounts, of $1,816,805 and had $104,493 in cash. As of November 30, 2021, the Company had outstanding indebtedness, net of discounts, of $1,825,067 and had $181,088 in cash.

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

NOTE 5 - COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at February 28, 2022. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 6 - PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s Vehicles and equipment at February 28, 2022 and November 30, 2021:

	28-Feb-22			30-Nov-21
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	6,432	(4,417)	2,014	6,432	(3,881)	2,551
Vehicles	880,951	(221,114)	659,838	880,951	(182,496)	698,445
Total property and equipment	$887,383	$(225,531)	$661,852	$887,383	$(186,377)	$701,006

For the three months ended February 28, 2022 and 2021, the Company recorded depreciation expense of $39,154 and $35,473, respectively.

NOTE 7 - NOTES PAYABLE

Convertible Notes

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of February 28, 2022 and November 30, 2021, the note balance was $55,224 and $55,224 and accrued interest was $24,761 and $23,672, respectively, and all associated loan discounts were fully amortized. This note is currently in default.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of February 28, 2022 and November 30, 2021, the note balance was $98,459 and $98,459 and accrued interest was $43,594 and $41,166, respectively, and all associated loan discounts were fully amortized This note is currently in default.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of February 28, 2022 and November 30, 2021, the note balance was $4,000 and $4,000 and accrued interest was $1,437 and $1,388, respectively, and all associated loan discounts were fully amortized. This note is currently in default.

On November 23, 2016, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $61,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on August 23, 2017. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. The Company amended its convertible note agreement to allow for additional principal borrowings. During the year ended November 30, 2021, the total balances of $78,700 of principal and $97,944 of accrued interest were converted into 177,538,569 shares of the Company’s common stock fully paying the note.

On October 15, 2018, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $350,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on July 15, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.67% to 2.70%; Dividend rate of 0%; and historical volatility rates ranging from 390% to 423%. During the three months ended February 28, 2022, $21,648 of principal and $21,648 of accrued interest was converted into 137,550,600 shares of the Company’s common stock. As of February 28, 2022 and November 30, 2021, the note balance was $222,522 and $244,170 and accrued interest was $133,756 and $148,599, respectively, and all associated loan discounts were fully amortized. This note is currently in default.

On February 14, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $57,750, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on November 14, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.53% to 2.540%; Dividend rate of 0%; and, historical volatility rates ranging from 309% to 339%. As of February 28, 2022 and November 30, 2021, the note balance was $57,500 and $57,500 and accrued interest was $11,915 and $10,266, respectively, and all associated loan discounts were fully amortized. This note is currently in default.

On July 22, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $75,250, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on April 22, 2020. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 1.95%; Dividend rate of 0%; and, historical volatility rates ranging from 1,313% to 1,467%. As of February 28, 2022 and November 30, 2021, the note balance was $75,250 and $75,250 and accrued interest was $21,416 and $19,189, respectively, and all associated loan discounts were fully amortized. This note is currently in default.

Commercial Loans

On May 28, 2021, the Company executed two future receivables sale and purchase agreements with Sutton Funding. Under the agreements, the Company sold an aggregate of $210,000 in future receivables for a purchase amount of $150,000. The aggregate principal amount is payable in daily installments totaling $1,591 until such time that the obligation is fully satisfied. As of November 30, 2021, the loan balance was $6,213. During the three months ended February 28, 2022, the loan was fully repaid.

On June 21, 2021, the Company executed a merchant cash advance agreement with Consistent Funding. Under the agreement, the Company sold an aggregate of $142,000 in future receivables for a purchase amount of $100,000. The aggregate principal amount is payable in daily installments totaling $1,076 until such time that the obligation is fully satisfied. As of November 30, 2021, the loan balance was $24,087. During the three months ended February 28, 2022, the loan was fully repaid.

On November 8, 2021, the Company executed a merchant cash advance agreement with Consistent Funding. Under the agreement, the Company sold an aggregate of $145,000 in future receivables for a purchase amount of $100,000. The aggregate principal amount is payable in daily installments totaling $656 until such time that the obligation is fully satisfied. As of February 28, 2022 and November 30, 2021, the total outstanding principal on these future receivable sale and purchase agreements was $73,685 and $96,361, respectively.

On December 10, 2021, the Company executed a merchant cash advance agreement with Consistent Funding. Under the agreement, the Company sold an aggregate of $116,000 in future receivables for a purchase amount of $80,000. The aggregate principal amount is payable in daily installments totaling $967 until such time that the obligation is fully satisfied. As of February 28, 2022, the total outstanding principal on these future receivable sales and purchase agreement was $37,100.

On January 26, 2022, the Company executed a merchant cash advance agreement with Gem Funding. Under the agreement, the Company sold an aggregate of $100,100 in future receivables for a purchase amount of $70,000. The aggregate principal amount is payable in daily installments totaling $596 until such time that the obligation is fully satisfied. As of February 28, 2022, the total outstanding principal on these future receivable sales and purchase agreement was $64,416.

From time to time, the Company issues secured promissory notes to individual lenders to finance truck purchases for the Company’s rental program. Annual interest rates on such notes are generally 30% with terms of 48 months. As of February 28, 2022, the total amount outstanding under such notes was $443,400, of which $134,745 is considered current and classified under “Notes payable, net of loan discounts” in the Company’s condensed consolidated financial statements. The remaining noncurrent portion is classified under “Notes payable – non- current”. The aggregate monthly payments of principal and interest on these promissory notes is $20,861.

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

As of February 28, 2022 and November 30, 2021, the estimated fair value of derivative liability was determined to be $1,071,508 and $875,487, respectively.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at November 30, 2021:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$875,487	$–	$–	$875,487	$875,487
Total derivative liabilities	$875,487	$–	$–	$875,487	$875,487

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at February 28, 2022:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$1,071,508	$–	$–	$1,071,508	$1,071,508
Total derivative liabilities	$1,071,508	$–	$–	$1,071,508	$1,071,508

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended February 28, 2022:

Derivative
Liabilities
Balance - November 30, 2021	$875,487
Addition of new derivative liabilities from issuance of series B preferred stock	53,592
Relief of derivative liabilities from conversion of convertible notes	(156,120)
Relief of derivative liabilities from conversion of series B preferred stock	(217,979)
Loss on change in fair value of the derivative	516,528
Balance - February 28, 2022	$1,071,508

NOTE 9 – EQUITY

The Company is authorized to issue two classes of shares being designated preferred stock and common stock.

Preferred Stock

The number of shares of preferred stock authorized is 1,100,000, par value $0.001 per share. At February 28, 2022 and November 30, 2021, the Company had 100,000 shares of Series A preferred stock issued and outstanding, and 136,250 and 240,000, shares of Series B preferred stock issued and outstanding, respectively.

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

On February 1, 2022, the Company sold 43,750 shares of its Series B convertible preferred stock, with an annual accruing dividend of 12%, to Geneva, for $40,000 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. The Company recorded a derivative liability of $53,592 valued using the Black-Scholes Model, associated with Series B preferred shares.

As of February 28, 2022, the estimated fair value of these derivative liabilities was determined to be $97,658. The change in the fair value for the three months ended February 28, 2022 was an unrealized loss of $102,169.

During the three months ended February 28, 2022, the Company recorded $106,897 of accretion of discounts and $4,227 in dividends. As of November 30, 2021, there were 136,250 shares outstanding and a remaining unamortized discount of $85,075.

Common Stock

The number of shares of common stock authorized is 6,000,000,000, par value $0.001 per share.

Three months ended February 28, 2022

During the three months ended February 28, 2022, the Company issued 137,550,600 shares of common stock for the conversion of convertible note principal amount of $21,648 and accrued interest of $21,648 and $1,500 of conversion fees.

During the three months ended February 28, 2022, the Company issued 289,025,154 shares of common stock for the conversion of 147,500 shares of series B preferred stock and accrued dividend.

During the three months ended February 28, 2022, the Company issued 63,859,548 shares of common stock valued at $57,860 to consultants.

Three months ended February 28, 2021

During the three months ended February 28, 2021, the Company issued 12,434,783 shares of common stock for the conversion of convertible note principal and accrued interest.

During the three months ended February 28, 2021, the Company issued 35,824,329 shares of common stock for the conversion of 70,600 shares of series B preferred stock.

During the three months ended February 28, 2021, the Company issued 10,763,581 shares of common stock valued at $49,249 to consultants.

At February 28, 2022 and November 30, 2021, the Company had 1,269,733,831 and 779,298,529 shares of common stock, respectively, issued and outstanding.

NOTE 10 – SEGMENT INFORMATION

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

NOTE 11 – REVENUE RECOGNITION

The Company recognizes revenue when it satisfies performance obligations by the transfer of control of products or services to its customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those products or services.

	Three Months Ended
	February 28,
Revenue	2022	2021

Resale of refurbished trucks	$377,042	$998,007
Truck rental	187,473	209,640
Repair income	12,396	5,295
Miscellaneous income	5,858	-
Total Revenue	$582,769	$1,212,942

The Company recognizes revenue from class 8 heavy duty truck sales to customers when it satisfies its performance obligation, at a point in time, when title to the truck is transferred to the customer and collection of cash is certain. Delivery or shipping charges billed to customers, if applicable, are included in product sales and the related shipping costs are included in cost of goods sold. For the three months ended February 28, 2022, the Company recognized sales revenue from the resale of refurbished trucks of $377,042 as compared to sales revenue from the resale of refurbished trucks of $998,007during the three ended February 28, 2021.

The Company also recognize revenue from the rental of class 8 heavy-duty trucks to customers. Revenue from these truck rental agreements is recognized based upon the passage of time over the term of the arrangement once control of the underlying asset has been transferred to the customer. The arrangements require weekly payments, and the customer may cancel the agreement at any time by notifying the Company in writing at least 30 days before such termination. For the three months ended February 28, 2022, the Company recognized sales revenue from the rental of its trucks of $187,473, as well as repair income of $12,396, as compared to sales revenue from the rental of its trucks of $209,640 as well as repair income of $5,295 during the three ended February 28, 2021.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to February 28, 2022, to the date these unaudited consolidated condensed financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On March 4, 2022, the Company executed a merchant cash advance agreement with E Advance Services, LLC. Under the agreement, the Company sold an aggregate of $88,200 in future receivables for a purchase amount of $60,000. The aggregate principal amount is payable in daily installments totaling $767 until such time that the obligation is fully satisfied.

On March 29, 2022, the Company issued 63,278,788 shares of common stock for the conversion of 19,700 shares of series B preferred stock.

On March 31, 2022, the Company issued 66,490,909 shares of common stock for the conversion of 20,700 shares of series B preferred stock.

On April 4, 2022, the Company issued 26,821,212 shares of common stock for the conversion of 8,350 shares of series B preferred stock.

On April 8, 2022, the Company issued 70,666,667 shares of common stock for the conversion of 22,000 shares of series B preferred stock.

On April 12, 2022, the Company issued 69,863,636 shares of common stock for the conversion of 21,750 shares of series B preferred stock.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The results of our quarter ended February 28, 2022 reflect the continuation of the business process being experienced in the incubation of our premier start-up subsidiary in the Transportation Services segment of the Trucking Industry. Daniels continued to umbrella its subsidiary, Payless Truckers, Inc.’s expansion through financing sources expensive in nature. Parent Company Management believes the capital costs incurred were warranted and helped produce results in a very challenging quarter for its key growth engine. After months of negotiations, a number of financing options are in final review with some having very favorable terms including long-term financing.

For the three months - December 1, 2021, through February 28, 2021 - Total Revenue was $582,769 compared to $1,212,942 for the corresponding quarter of the previous fiscal year. This was comprised of $377,042 from the Flip business and $205,727 in fleet rental and repairs income. While both businesses continue to produce high margins, our activities were severely limited by (1) the substantial increase in prices of used trucks which we acquire to build our business, (2) the lack of completed financing transactions to continue our growth. Our program rental fleet has the potential to be scale-able and provide significant growth because of its predictable gross cash flow / potential earnings stream. We are confident that the industry will soon start coping with the changes in the above factors. We are receiving increasing interest in our products and are confident that the financing alternatives being discussed will allow us to meet the increasing demand in the near future. For example, we have recently been able to find trucks for our flip business at reasonable prices that allow us to maintain our margins. Further, demand for our rental trucks remain strong as drivers pass their increased costs on to their contract customers. The demand is growing, and our new financing arrangements will allow us to meet that demand.

In response to the inflationary affect on truck prices, we have begun selling some of our rent truck inventory in order to capitalize on their increased values. This not only provides us with substantial profits on the sales (our depreciated costs are relatively low), but it also allows us to rebuild our fleet from trucks that are aging to newer and more reliable units as we invest these profits back into the fleet.

During the February quarter, in-house financing potential of aged management award shares - while available and already counted in the outstanding shares total - continued to be held in check in favor of continuing negotiations with financing options which continue to multiply because of proved operating results. The grants were created for a specific purpose – for Senior oversight financial management. operations managers and retained consultants – to participate individually and voluntarily in the in-house control and timing of funding as needed. The eventual use of the award shares could provide selective management of the growth of Payless.

Negotiations with long term straight debt lenders and Preferred Stock financiers continued through the February quarter. More creative approaches were developed, and options continue to be studied. The main objective - which continued to take more time than expected - is to create alternatives that (a) that are repaid out of cash flows and/or (b) with equity participation that is accretive. Daniels’ senior management believes levered financing - supported by the equity and layered finance options mentioned - will allow Payless to achieve the first plateau of 100 rental fleet trucks in a measured amount of time. We realize that we will need to acquire a larger operating facility so we can accelerate the build out of Payless. Current capital negotiations now include a real estate component so we can accelerate our fleet expansion. Our current operating facility has limited capacity and can only add five to six truck additions to our rental fleet each month.

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

Recent Business Developments

The Company is operating through the corporate strategy segment of its business. It is attempting to build its own critical mass by creation of start-up subsidiaries it believes have promise/potential. The stated goal is for the parent (DCAC) company to consolidate the critical mass of the subsidiary/start-ups with that of the parent for eventually listing on a major stock exchange. We have continued to focus our efforts on the build out of the Daniels corporate strategy model. We adjusted our strategy as it relates to the development of subsidiary start-ups and potential acquisitions for common stock in light of the Coronavirus outbreak with its changes in how people and businesses operate as well as the inflationary trend in the US economy. However, in light of these new circumstances, we concentrate on identifying projects that have the potential to produce significant earnings on the leveraged capital base of both the parent and the subsidiary/start-up within an expedited time period.

We formed Payless Truckers, Inc. (“Payless”), a wholly-owned subsidiary which was incorporated in the State of Nevada, on April 11, 2018. Payless is a start-up, service company in the trucking industry. It has two business segments with its launch and current results coming from the “flip” segment, whose principal business is to acquire class 8 heavy duty trucks, refurbish them, add location electronics, advertise and sell to independent drivers and operators. The second segment is the “credit rebuilding segment” where class 8 heavy duty trucks, owned by Daniels/Payless, are rented to experienced independent drivers. These independent drivers rent for a period of up to five years and have the option to buy the vehicle at retail value every six months. In an effort to grow quickly and profitably, Daniels entered into an operating agreement with a senior operating management team in an effort to drive the business and better realize its earnings and growth potential.

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

We hope to further enhance our plan for growth beginning in future years by forming joint-ventures and/or partnerships with truck maintenance companies across the United States in key traffic hubs. This will potentially afford independent drivers and operators the opportunity to be serviced by trusted maintenance facilities under our warranty program. This growth plan is a natural result of our ability to build our truck rental fleet.

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

Growth Strategy - Short-Term Objectives

Daniels believes that the validity of its corporate strategy model is proven through the success of its initial subsidiary incubation, Payless Truckers, Inc. The fast growth experience of this startup is generating the interest of long-term financing sources. They recognize the obvious - the cash flows from the fleet truck program can cover significant debt service on longer term financing which can accelerate the levered growth of the Company. Daniels has used and will continue to use its publicly-traded common stock in a variety of securities packages, including convertible preferred stock, to launch its premier subsidiary start-up, (Payless Truckers) and will do so for other start-up opportunities being reviewed. Initial subsidiaries (start-up clients) are those that can generate significant return on invested capital so that growth acceleration comes from generic sales/profit growth. Alternative growth options - joint-ventures, marketing agreements, acquisitions/LBO’s - will be applied secondarily as external growth opportunities are entered into to bring the start-up (now considered an early-stage company) to critical mass for stability.

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

The above competitive considerations are no longer considered by senior advisory/oversight management to be as important as they once were. More importantly, we are now known for the success of our visionary growth strategies and their execution in the development and launch of our premier subsidiary - Payless Truckers Inc. The return on investment on early stages of our developing 100 truck fleet should generate the positive cash flow that will eventually create excess profits and help launch other promising new candidates (start-up clients) as subsidiary deals. The challenges of the past year have caused management to rededicate its mission to find creative ways to serve our customers in ways that allow us to regain our growth momentum from satisfied customers.

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

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2022. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2022.

Liquidity and Capital Resources

	February 28,	November 30,	Changes
Working Capital Data:	2022	2021	Amount	%

Current Assets	$341,365	$403,584	$(62,219)	(15)%
Current Liabilities	$(4,184,421)	$(3,967,120)	(217,301)	5%
Working Capital Deficiency	$(3,843,056)	$(3,563,536)	(279,520)	8%

As of February 28, 2022, we had $104,493 in cash and cash equivalents and a working capital deficit of $3,834,056.

Our working capital deficit at February 28, 2022 was $3,843,056 as compared to working capital deficit of $3,563,536 as of November 30, 2021. The increase in working capital deficit was mainly attributed to an increase in derivative liabilities, a decrease in cash and cash equivalents and an increase in accounts payable to the related party.

The following table sets forth certain information about our cash flow during the three months ended February 28, 2022 and February 28, 2021:

	Three Months Ended
	February 28,		Changes
Cash Flows Data:	2022	2021	Amount	%

Cash Flows provided by (used in) Operating Activities	$(126,091)	$190,422	$(316,513)	(166)%
Cash Flows used in Investing Activities	-	(265,257)	265,257	0%
Cash Flows provided by Financing Activities	49,496	114,468	(64,972)	(57)%
Net increase (decrease) in cash during period	$(76,595)	$39,633	$(116,228)	(293)%

Net cash used in operating activities was $126,091 for the three months ended February 28, 2022, compared to net provided by operating activities of $190,422 during the three months ended February 28, 2021. The decrease in net cash provided by operating activities is attributable to the change in our working capital assets and reduced revenues compared to the three months ended February 28, 2021.

Net cash used in investing activities was $0 for the three months ended February 28, 2022, compared to $265,257 during the three months ended February 28, 2021. The decrease in net cash used is directly attributable to not purchasing trucks for use in our credit rebuilding business line during the period.

Net cash provided by financing activities was $49,496 for the three months ended February 28, 2022, compared to net cash provided of $114,468 during the three months ended February 28, 2022. The decrease in net cash provided by financing activities is directly related to the increased repayments of loans payable used to finance vehicle purchases. During the three months ended February 28, 2022, we received $150,000 in proceeds from loans payable and repaid $140,504 of principal on the loans.

Our primary source of liquidity has been proceeds received from the issuance of Series B convertible preferred stock, convertible debt and commercial loans. In addition, cash flow generated by our subsidiary Payless Truckers has helped to sustain the consolidated group.

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

At present, we do not have sufficient capital on hand to fund operations for the immediate future. Management estimates that it will need up to $2.0 million to fund its PayLess Truckers subsidiary. It is possible that we can still achieve our objectives by use of asset-based lending whereby we can leverage our truck purchases. However, because of the start-up nature of the subsidiary this financing may be harder to achieve than normal. Even if limited funds are raised, PayLess will still be able to register profits from its “flip” program while cost-effective funding for the “credit enhancement” program can be arranged. The Company does have funding available under a commitment letter but these funds are very expensive; management is trying to avoid their use.

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

Comparison of the Three Months Ended February 28, 2022 to the Three Months Ended February 28, 2021 Results of Operations

Our operating results for the three months ended February 28, 2022 and February 28, 2021, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	February 28,		Changes
Statement of Operations Data:	2022	2021	Amount	%

Revenue	$582,769	$1,212,942	$(630,173)	(52)%
Cost of services	(336,615)	(823,274)	486,659	(59)%
Gross profit	246,154	389,668	(143,514)	(37)%
Total operating expenses	(352,983)	(375,582)	22,599	(6)%
Other expense	(766,069)	(998,485)	232,416	(23)%
Net loss	$(872,898)	$(984,399)	$111,501	(11)%

Sales

Sales totaled $582,769 which were comprised of (i) $377,042 from the resale of refurbished trucks and (ii) $187,473 from vehicle rental agreements, (iii) $12,396 from repair income and (iv) $5,858 from other miscellaneous sources for the three months ended February 28, 2022, compared to sales of $1,212,942 which were comprised of (i) $998,007from the resale of refurbished trucks, (ii) $209,640 from vehicle rental agreements, and (iii) $5,295 from other miscellaneous sources during the three months ended February 28, 2021.

Gross Profit

Gross profit is calculated by subtracting cost of goods sold from sales. Gross profit percentage is calculated by dividing gross margins by revenue. Current gross profit percentages may not be indicative of future gross profit performance. Gross profit totaled $246,154 for the three months ended February 28, 2022, compared to $389,668 during the three months ended February 28, 2021, respectively. Gross profit percentage was 42.2% and 32.1% for the three months ended February 28, 2022 and 2021, respectively. The decrease in gross profit is due to reduced trucks available for sale from increased purchase prices, but included an increase in gross profit percentage attributable to a higher percentage mix of revenues from truck rental agreements, which typically yield higher profit margins, and relatively consistent profit margins from the resale of our trucks compared to the quarter ended February 28, 2021.

Operating Expenses

Operating expenses are primarily comprised of compensation, facilities costs and outsourced services. Operating expenses totaled $352,983 for the three months ended February 28, 2022, compared to operating expenses of $375,582 during the three months ended February 28, 2021 representing a decrease of $22,599 or 6%. The decrease in operating expenses is generally related to the increase in our use of outsourced services, and reductions in consulting and professional services for corporate matters and financing efforts, and wages.

Other Expenses

Other expense totaled $766,069 for the three months ended February 28, 2022, compared to other expense of $998,485 during the three months ended February 28, 2021 representing a decrease in other expense of $232,416 or 23.3%. Interest expense increased to $235,948 for the three months ended February 28, 2022 from $165,624 during the three months ended February 28, 2021. The increase in interest expense is due to debt utilized to purchase trucks for our leasing program and financing costs. We recorded a loss from the change in fair value of derivative liabilities of $530,121 during the three months ended February 28, 2022, compared to a loss from the change in fair value of derivative liabilities of $832,861 during the three months ended February 28, 2021.

Net Income Attributable to Common Stockholders

The Company realized net loss attributable to common stockholders of $877,125 for the three months ended February 28, 2022, compared to net loss of $1,099,063 realized during the three months ended February 28, 2021. The decrease in our net loss attributable to common stockholders is largely attributable to the decrease in our loss associated with the change in fair value of derivative liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of February 28, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of February 28, 2022 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2021 filed with the SEC on March 28, 2022.

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

Signature	Title	Date

/S/ NICHOLAS VIOLA	Chief Executive Officer	April 22, 2022
Nicholas Viola	(Principal Executive Officer)

/S/ KEITH L. VOIGTS	Chief Financial Officer	April 22, 2022
Keith L. Voigts	(Principal Financial and Accounting Officer)

