Form 10-Q
period 2022-05-31
Daniels Corporate Advisory Company, Inc.
filed 2022-08-05
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

As of August 5, 2022, the Registrant had 1,566,855,043 shares of Common Stock outstanding.

Daniels Corporate Advisory Company, Inc.

PART I. FINANCIAL INFORMATION

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Balance Sheets

	May 31,	November 30,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$36,710	$181,088
Accounts receivable, net	17,588	7,896
Other receivables	38,980	-
Inventory	200,468	208,504
Prepaid expenses and other current assets	-	6,096
Total current assets	293,746	403,584
Property and equipment, net	594,939	701,006
Total assets	$888,685	$1,104,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$768,884	$710,333
Accounts payable and accrued liabilities – related party	820,034	726,233
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	865,537	801,986
Derivative liabilities	1,081,206	875,487
Related party payables	107,706	168,081
Total current liabilities	4,328,367	3,967,120
Other noncurrent liabilities	297,694	338,081
Total liabilities	4,626,061	4,305,201

Commitments and contingencies	-	-

Preferred Stock:
Redeemable convertible preferred stock, Series B, $0.001 par value. 1,000,000 shares authorized; 43,750 and 240,000 shares issued and outstanding as of May 31, 2022 and November 30, 2021, respectively	16,009	101,972

Stockholders’ Deficit:
Series A preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of May 31, 2022 and November 30, 2021, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 1,566,855,043 and 779,298,529 shares issued and outstanding as of May 31, 2022 and November 30, 2021, respectively	1,566,855	779,299
Additional paid-in capital	8,463,860	8,366,837
Accumulated deficit	(13,719,851)	(12,384,470)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders’ deficit	(3,753,385)	(3,302,583)
Total liabilities, preferred stock and stockholders’ deficit	$888,685	$1,104,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Months and Six Months Ended May 31, 2022 and 2021

	Three Months Ended May 31,	Three Months Ended May 31,	Six Months Ended May 31,	Six Months Ended May 31,
	2022	2021	2022	2021

Revenue	$410,464	$1,142,479	$993,233	$2,355,421
Cost of goods sold	271,083	835,108	607,698	1,658,382
Gross profit	139,381	307,371	385,535	697,039
Selling, general and administrative expenses	290,560	288,625	643,543	664,207
Income (loss) from operations	(151,179)	18,746	(258,008)	32,832
Other income (expense)
Gain (loss) on change in derivative liabilities	(163,124)	1,257,168	(693,245)	424,307
Interest income (expense), net	(115,018)	(192,640)	(239,842)	(358,264)
Other income (expense), net	30,101	12,297	30,101	12,297
Total other income (expense)	(248,041)	1,076,825	(902,986)	78,340
Income (loss) before income taxes	(399,220)	1,095,571	(1,160,994)	111,172
Provision for income taxes (benefit)	-	-	-	-
Net income (loss)	(399,220)	1,095,571	(1,160,994)	111,172
Deemed dividend on preferred stock	59,036	94,619	174,387	209,283
Net income (loss) attributable to common stockholders	$(458,256)	$1,000,952	$(1,335,381)	$(98,111)

Basic and diluted earnings (loss) per common share	$(0.00)	$0.03	$(0.00)	$(0.00)
Diluted earnings (loss) per common share	$(0.00)	$0.01	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic	510,664,460	29,933,017	1,454,919,602	310,455,861
Diluted	510,664,460	251,172,633	1,454,919,602	310,455,861

Comprehensive loss:
Net income (loss)	$(399,220)	$1,095,571	$(1,160,994)	$111,172
Unrealized gain (loss)	-	-	-	-
Comprehensive income (loss)	$(399,220)	$1,095,571	$(1,160,994)	$111,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Three Months Ended May 31, 2022

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit

Balance, February 28, 2022	136,250	$56,746	100,000	$100	1,269,733,831	$1,269,734	$8,509,505	$(13,261,595)	$(64,349)	$(3,546,605)

Net income (loss)	-	-	-	-	-	-	-	(399,220)	-	(399,220)
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	57,313	-	-	-	-	-	(57,313)	-	(57,313)
Conversion of Series B preferred stock into common stock	(92,500)	(98,050)	-	-	297,121,212	297,121	(199,071)	-	-	98,050
Relief of derivative liability from conversion of Series B preferred stock into common stock	-	-	-	-	-	-	153,426	-	-	153,426
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(1,723)	-	(1,723)

Balance, May 31, 2022	43,750	$16,009	100,000	$100	1,566,855,043	$1,566,855	$8,463,860	$(13,719,851)	$(64,349)	$(3,753,385)

For the Three Months Ended May 31, 2021

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit

Balance, February 28, 2021	152,000	$32,916	100,000	$100	300,797,682	$300,798	$8,175,401	$(13,154,383)	$(64,349)	$(4,742,433)

Net income (loss)	-	-	-	-	-	-	-	1,095,571	-	1,095,571
Other unrealized gain (loss)	-	-	-	-	-	-	-	-	-	-
Issuance of preferred stock in connection with sales made under private or public offerings, net of costs and discounts	98,500	8,230	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	82,345	-	-	-	-	-	(82,345)	-	(82,345)
Conversion of Series B preferred stock into common stock	(55,000)	(58,300)	-	-	27,761,905	27,762	30,538	-	-	58,300
Relief of derivative liability from conversion of Series B preferred stock into common stock	-	-	-	-	-	-	57,145	-	-	57,145
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(12,274)	-	(12,274)
Conversion of convertible notes and accrued interest into common stock	-	-	-	-	102,069,194	102,069	15,701	-	-	117,770

Balance, May 31, 2021	195,500	$65,191	100,000	$100	430,628,781	$430,629	$8,278,785	$(12,153,431)	$(64,349)	$(3,508,266)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Six Months Ended May 31, 2022

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit

Balance, November 30, 2021	240,000	$101,972	100,000	$100	779,298,529	$779,299	$8,366,837	$(12,384,470)	$(64,349)	$(3,302,583)

Net income (loss)	-	-	-	-	-	-	-	(1,160,994)	-	(1,160,994)
Issuance of preferred stock in connection with sales made under private or public offerings	43,750	-	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	168,437	-	-	-	-	-	(168,437)	-	(168,437)
Conversion of Series B preferred stock into common stock	(240,000)	(254,400)	-	-	586,146,366	586,146	(331,746)	-	-	254,400
Relief of derivative liability from conversion of Series B preferred stock into common stock	-	-	-	-	-	-	371,405	-	-	371,405
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(5,950)	-	(5,950)
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	63,859,548	63,860	(6,000)	-	-	57,860
Conversion of convertible notes and accrued interest into common stock	-	-	-	-	137,550,600	137,550	(92,756)	-	-	44,794
Relief of derivative liability from conversion of convertible notes and accrued interest into common stock	-	-	-	-	-	-	156,120	-	-	156,120

Balance, May 31, 2022	43,750	$16,009	100,000	$100	1,566,855,043	$1,566,855	$8,463,860	$(13,719,851)	$(64,349)	$(3,753,385)

For the Six Months Ended May 31, 2021

	Series B Callable Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Deficit

Balance, November 30, 2020	125,600	$35,536	100,000	$100	241,774,989	$241,775	$7,993,255	$(12,055,320)	$(64,349)	$(3,884,539)

Net income (loss)	-	-	-	-	-	-	-	111,172	-	111,172
Issuance of preferred stock in connection with sales made under private or public offerings, net of costs and discounts	195,500	8,230	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B preferred stock	-	154,561	-	-	-	-	-	(154,561)	-	(154,561)
Conversion of Series B preferred stock into common stock	(125,600)	(133,136)	-	-	63,586,234	63,586	69,550	-	-	133,136
Relief of derivative liability from conversion of Series B preferred stock into common stock	-	-	-	-	-	-	165,649	-	-	165,649
Deemed dividends related to conversion feature of Series B preferred stock	-	-	-	-	-	-	-	(54,722)	-	(54,722)
Issuance of common stock in exchange for consulting, professional and other services	-	-	-	-	10,763,581	10,764	38,485	-	-	49,249
Conversion of convertible notes and accrued interest into common stock	-	-	-	-	114,503,977	114,504	11,846	-	-	126,350

Balance, May 31, 2021	195,500	$65,191	100,000	$100	430,628,781	$430,629	$8,278,785	$(12,153,431)	$(64,349)	$(3,508,266)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended May 31, 2022 and 2021

	Six Months Ended May 31,	Six Months Ended May 31,
	2022	2021
Cash flows from operating activities of continuing operations:
Net income (loss)	$(1,160,994)	$111,172
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	12,761	-
Depreciation and amortization	78,308	77,598
Common stock issued in exchange for fees and services	57,860	49,249
Gain (loss) on change in derivative liabilities	693,245	(424,307)
Gain (loss) on disposal of property and equipment	(30,101)	(12,297)
Note conversion fees	1,500	-
Changes in operating assets and liabilities:
Accounts receivable	(22,452)	(10,344)
Other receivables	(38,980)	-
Accounts payable and accrued liabilities – related party	93,800	-
Inventory	8,036	(353,030)
Prepaid expenses and other current assets	6,096	86,000
Accounts payable and accrued liabilities	110,877	162,732
Related party payables	(60,375)	140,077
Net used in operating activities	(250,419)	(173,150)

Cash flows from investing activities:
Proceeds received from the disposal of property and equipment	57,860	-
Purchase of property and equipment	-	(215,145)
Net cash provided by (used in) investing activities	57,860	(215,145)

Cash flows from financing activities:
Note payable - non-current	(40,387)	217,475
Series B preferred stock dividend payable	(5,950)	-
Proceeds from issuance of preferred stock, net of issuance costs	40,000	195,500
Proceeds from commercial loans payable	284,500	82,189
Repayments of commercial loans payable	(229,982)	(148,155)
Net cash provided by financing activities	48,181	347,009

Net decrease in cash and cash equivalents	(144,378)	(41,286)
Cash and cash equivalents at beginning of period	181,088	200,858
Cash and cash equivalents at end of period	$36,710	$159,572

Supplemental disclosure of cash flow information:
Cash paid for interest	$94,756	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes and accrued interest into common stock	$44,795	$126,350
Conversion of Series B preferred stock into common stock	$254,400	$133,136
Accrued dividends and accretion of conversion feature on Series B preferred stock	$168,437	$154,562
Deemed dividends related to conversion feature of Series B preferred stock	$5,950	$54,721
Relief of derivative liability from conversion of Series B preferred stock into common stock	$371,405	$165,650
Relief of derivative liability from conversion of convertible notes into common stock	$156,120	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Notes to the Condensed Consolidated Financial Statements

May 31, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The Company believes these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of its consolidated financial position and consolidated results of operations for the periods presented. All intercompany transactions and balances have been eliminated in consolidation.

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended November 30, 2021 and notes thereto and other pertinent information contained in our Form 10-K/A the Company has filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022. The results of operations for the six months ended May 31, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2022.

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

Accounts receivable

Accounts receivable are customer obligations due under normal trade terms which are recorded at net realizable value. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required. The Company has established doubtful accounts of $8,526 as of May 31, 2022.

Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. During the six months ended May 31, 2022, the Company wrote off $12,761 in accounts receivable.

Inventory

Inventory consists of well-maintained, class 8 heavy duty trucks primarily acquired at auction. Inventory is valued at the lower of cost (specific identification method) or net realizable value. An allowance for potential non-saleable inventory due to movement, current conditions or obsolescence is based upon a review of inventory quantities, past history and expected future usage. The Company believes that no allowance or write-down for slow moving or obsolete inventory is necessary as of May 31, 2022.

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

Revenue is recognized and related accounts receivable is recorded when the Company has transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. We had net accounts receivable totaling $17,588 and $7,896 as of May 31, 2022 and November 30, 2021, respectively.

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

As of May 31, 2022, the Company’s office is currently leased on month-to-month basis. The Company does not have ROU assets and operating lease liabilities as of May 31, 2022.

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

During the six months ended May 31, 2022, the Company issued 63,859,548 shares of common stock valued at $57,860 to consultants.

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

Effective December 15, 2016, Mr. Viola entered into a $685,000 convertible promissory note agreement with the Company and forgave all remaining amounts outstanding at that time. The note matured on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common stock at a discount to market of 50% at any time. As of May 31, 2022, the note total is $960,750 including $390,906 of accrued interest. No repayment or conversion of the note occurred as of May 31, 2022, and no notice of default has been issued.

During 2016, Mr. Viola personally funded $10,200 in expenses on behalf of the Company. These advances were made interest free with no maturity date. No repayments have been made against these advances as of May 31, 2022.

Mr. Viola is entitled to receive a salary of $175,000 annually. Mr. Viola has deferred all cash payments of his base salary in an effort to help the Company fund its operations. During the six months ended May 31, 2022 and 2021, the Company accrued management salaries of $87,500, respectively. At May 31, 2022 and November 30, 2021, the total amount of accrued compensation owed to Mr. Viola was $809,834 and $716,033, respectively.

The Company’s wholly-owned subsidiary Payless Truckers, Inc. has received net loan proceeds aggregating $50,000 from a related party to help fund the subsidiary’s operations. The loans currently bear flat rates ranging between $1,500 - $3,500, and are secured by certain inventory assets and are payable on demand.

Two companies owned by Payless’ former President and certain family members have loaned the Company floor plan financing for a monthly fee per truck financed. During the six months ended May 31, 2022 and 2021, financing fees and interest totaling approximately $4,252 and $2,134 were paid to the related party, respectively At May 31, 2022, the outstanding loan balance was $12,071.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the six months ended May 31, 2022, the Company realized net loss of $1,335,381 attributable to common stockholders and had a working capital deficit of $4,034,621. For the six months ending May 31, 2021, the Company incurred a net loss of $98,111 attributable to common stockholders and a working capital deficit of $3,563,536. The Company has relied, in large part, upon preferred equity and debt financings to fund its operations. As of May 31, 2022, the Company had outstanding indebtedness, net of discounts, of $1,658,243 and had $36,710 in cash. As of November 30, 2021, the Company had outstanding indebtedness, net of discounts, of $1,655,067 and had $181,088 in cash.

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

NOTE 5 - COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at May 31, 2022. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 6 - PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s Vehicles and equipment at May 31, 2022 and November 30, 2021:

	May 31, 2022
	Cost	Disposal	Accumulated Depreciation	Net Book Value
Machinery and equipment	6,432	0	(4,953)	1,479
Vehicles	880,951	(45,714)	(241,777)	593,460
Total property and equipment	$887,383	$(45,714)	$(246,730)	$594,939

	November 30, 2021
	Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	6,432	(3,881)	2,551
Vehicles	880,951	(182,496)	698,445
Total property and equipment	$887,383	$(186,377)	$701,006

For the six months ended May 31, 2022 and 2021, the Company recorded depreciation expense of $78,308 and $77,598, respectively. During the six months ended May 31, 2022, there was a gain on disposal of $30,101 included in other income.

NOTE 7 - NOTES PAYABLE

Convertible Notes

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of May 31, 2022 and November 30, 2021, the note balance was $55,224 and $55,224 and accrued interest was $25,875 and $23,672, respectively, and all associated loan discounts were fully amortized. This note is currently in default.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of May 31, 2022 and November 30, 2021, the note balance was $98,459 and $98,459 and accrued interest was $46,075 and $41,166, respectively, and all associated loan discounts were fully amortized This note is currently in default.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from .03% to .16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of May 31, 2022 and November 30, 2021, the note balance was $4,000 and $4,000 and accrued interest was $1,488 and $1,388, respectively, and all associated loan discounts were fully amortized. This note is currently in default.

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

On October 15, 2018, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $350,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on July 15, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.67% to 2.70%; Dividend rate of 0%; and historical volatility rates ranging from 390% to 423%. During the six months ended May 31, 2022, $21,648 of principal and $21,648 of accrued interest was converted into 137,550,600 shares of the Company’s common stock. As of May 31, 2022 and November 30, 2021, the note balance was $222,522 and $244,170 and accrued interest was $140,487 and $148,599, respectively, and all associated loan discounts were fully amortized. This note is currently in default.

On February 14, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $57,750, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on November 14, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.53% to 2.540%; Dividend rate of 0%; and, historical volatility rates ranging from 309% to 339%. As of May 31, 2022 and November 30, 2021, the note balance was $57,500 and $57,500 and accrued interest was $13,662 and $10,266, respectively, and all associated loan discounts were fully amortized. This note is currently in default.

On July 22, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $75,250, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on April 22, 2020. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 1.95%; Dividend rate of 0%; and, historical volatility rates ranging from 1,313% to 1,467%. As of May 31, 2022 and November 30, 2021, the note balance was $75,250 and $75,250 and accrued interest was $23,692 and $19,189, respectively, and all associated loan discounts were fully amortized. This note is currently in default.

Commercial Loans

On May 28, 2021, the Company executed two future receivables sale and purchase agreements with Sutton Funding. Under the agreements, the Company sold an aggregate of $210,000 in future receivables for a purchase amount of $150,000. The aggregate principal amount is payable in daily instalments totalling $1,591 until such time that the obligation is fully satisfied. As of November 30, 2021, the loan balance was $6,213. During the six months ended May 31, 2022, the loan was fully repaid.

On June 21, 2021, the Company executed a merchant cash advance agreement with Consistent Funding. Under the agreement, the Company sold an aggregate of $142,000 in future receivables for a purchase amount of $100,000. The aggregate principal amount is payable in daily instalments totalling $1,076 until such time that the obligation is fully satisfied. As of November 30, 2021, the loan balance was $24,087. During the six months ended May 31, 2022, the loan was fully repaid.

On November 8, 2021, the Company executed a merchant cash advance agreement with Consistent Funding. Under the agreement, the Company sold an aggregate of $145,000 in future receivables for a purchase amount of $100,000. The aggregate principal amount is payable in daily instalments totalling $656 until such time that the obligation is fully satisfied. As of May 31, 2022 and November 30, 2021, the total outstanding principal on these future receivable sale and purchase agreements was $52,557 and $96,361, respectively.

On December 10, 2021, the Company executed a merchant cash advance agreement with Consistent Funding. Under the agreement, the Company sold an aggregate of $116,000 in future receivables for a purchase amount of $80,000. The aggregate principal amount is payable in daily instalments totalling $967 until such time that the obligation is fully satisfied. As of May 31, 2022, the total outstanding principal on these future receivable sales and purchase agreement was $29,486.

On January 26, 2022, the Company executed a merchant cash advance agreement with Gem Funding. Under the agreement, the Company sold an aggregate of $100,100 in future receivables for a purchase amount of $70,000. The aggregate principal amount is payable in daily instalments totalling $596 until such time that the obligation is fully satisfied. As of May 31, 2022, the total outstanding principal on these future receivable sales and purchase agreement was $51,612.

On April 7, 2022, the Company executed a merchant cash advance agreement with Gem Funding. Under the agreement, the Company sold an aggregate of $41,700 in future receivables for a purchase amount of $30,000. The aggregate principal amount is payable in daily instalments totalling $348 until such time that the obligation is fully satisfied. As of May 31, 2022, the total outstanding principal on these future receivable sales and purchase agreement was $19,653.

On March 4, 2022, the Company executed a merchant cash advance agreement with E Advance Services, LLC. Under the agreement, the Company sold an aggregate of $88,200 in future receivables for a purchase amount of $60,000. The aggregate principal amount is payable in daily instalments totalling $767 until such time that the obligation is fully satisfied. As of May 31, 2022, the total outstanding principal on these future receivable sales and purchase agreement was $37,667.

From time to time, the Company issues secured promissory notes to individual lenders to finance truck purchases for the Company’s rental program. Annual interest rates on such notes are generally 30% with terms of 48 months. As of May 31, 2022, the total amount outstanding under such notes was $459,253, of which $161,559 is considered current and classified under “Notes payable, net of loan discounts” in the Company’s condensed consolidated financial statements. The remaining noncurrent portion is classified under “Notes payable – non- current”. The aggregate monthly payments of principal and interest on these promissory notes is $21,545.

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

As of May 31, 2022 and November 30, 2021, the estimated fair value of derivative liability was determined to be $1,081,206 and $875,487, respectively.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at November 30, 2021:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$875,487	$–	$–	$875,487	$875,487
Total derivative liabilities	$875,487	$–	$–	$875,487	$875,487

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at May 31, 2022:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$1,081,206	$–	$–	$1,081,206	$1,081,206
Total derivative liabilities	$1,081,206	$–	$–	$1,081,206	$1,081,206

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended May 31, 2022:

Derivative
Liabilities
Balance - November 30, 2021	$875,487
Addition of new derivative liabilities from issuance of series B preferred stock	53,592
Relief of derivative liabilities from conversion of convertible notes	(156,120)
Relief of derivative liabilities from conversion of series B preferred stock	(371,405)
Loss (Gain) on change in fair value of the derivative	679,652
Balance - May 31, 2022	$1,081,206

NOTE 9 – EQUITY

The Company is authorized to issue two classes of shares being designated preferred stock and common stock.

Preferred Stock

The number of shares of preferred stock authorized is 1,100,000, par value $0.001 per share. At May 31, 2022 and November 30, 2021, the Company had 100,000 shares of Series A preferred stock issued and outstanding, and 43,750 and 240,000, shares of Series B preferred stock issued and outstanding, respectively.

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

As of May 31, 2022, the estimated fair value of these derivative liabilities was determined to be $54,157. The change in the fair value for the six months ended May 31, 2022 was an unrealized loss of $212,093.

During the six months ended May 31, 2022, the Company recorded $162,486 of accretion of discounts and $5,951 in dividends. As of May 31, 2022, there were 43,750 shares outstanding and a remaining unamortized discount of $29,486.

Common Stock

The number of shares of common stock authorized is 6,000,000,000, par value $0.001 per share.

Six months ended May 31, 2022

During the six months ended May 31, 2022, the Company issued 137,550,600 shares of common stock for the conversion of convertible note principal amount of $21,647 and accrued interest of $21,647 and $1,500 of conversion fees.

During the six months ended May 31, 2022, the Company issued 586,146,366 shares of common stock for the conversion of 240,000 shares of series B preferred stock and accrued dividend of $14,400.

During the six months ended May 31, 2022, the Company issued 63,859,548 shares of common stock valued at $57,860 to consultants.

Six months ended May 31, 2021

During the six months ended May 31, 2021, the Company issued 114,503,977 shares of common stock for the conversion of convertible note principal and accrued interest.

During the six months ended May 31, 2021, the Company issued 63,586,234 shares of common stock for the conversion of 125,600 shares of series B preferred stock.

During the six months ended May 31, 2021, the Company issued 10,763,581 shares of common stock valued at $49,249 to consultants.

At May 31, 2022 and November 30, 2021, the Company had 1,566,855,043 and 779,298,529 shares of common stock, respectively, issued and outstanding.

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

	Six Months Ended
	May 31,
Revenue	2022	2021

Resale of refurbished trucks	$615,775	$1,932,890
Truck rental	358,673	410,646
Repair revenue	12,396	11,885
Miscellaneous income	6,389	-
Total Revenue	$993,233	$2,355,421

The Company recognizes revenue from class 8 heavy duty truck sales to customers when it satisfies its performance obligation, at a point in time, when title to the truck is transferred to the customer and collection of cash is certain. Delivery or shipping charges billed to customers, if applicable, are included in product sales and the related shipping costs are included in cost of goods sold. For the six months ended May 31, 2022, the Company recognized sales revenue from the resale of refurbished trucks of $615,775 as compared to sales revenue from the resale of refurbished trucks of $1,932,890 during the six months ended May 31, 2021.

The Company also recognizes revenue from the rental of class 8 heavy-duty trucks to customers. Revenue from these truck rental agreements is recognized based upon the passage of time over the term of the arrangement once control of the underlying asset has been transferred to the customer. The arrangements require weekly payments, and the customer may cancel the agreement at any time by notifying the Company in writing at least 30 days before such termination. For the six months ended May 31, 2022, the Company recognized sales revenue from the rental of its trucks of $358,673, as well as repair revenue of $12,396, as compared to sales revenue from the rental of its trucks of $410,646 as well as repair revenue of $11,885 during the six months ended May 31, 2021.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analysed its operations subsequent to May 31, 2022, to the date these unaudited consolidated condensed financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The results of our quarter ended May 31, 2022 reflect the continuation of the business process being experienced in the incubation of our premier start-up subsidiary in the Transportation Services segment of the Trucking Industry. Daniels continued to umbrella its subsidiary, Payless Truckers, Inc.’s expansion through financing sources expensive in nature. Parent Company Management believes the capital costs incurred were warranted and helped produce results in a very challenging quarter for its key growth engine. After months of negotiations, a number of financing options are in final review with some having very favorable terms including long-term financing.

For the six months - December 1, 2021, through May 31, 2021 - Total Revenue was $993,233 compared to $2,355,421 for the corresponding quarter of the previous fiscal year. This was comprised of $615,775 from the Flip business and $377,458 in fleet rental, repairs, and miscellaneous income. While both businesses continue to produce high margins, our activities were severely limited by (1) the substantial increase in prices of used trucks which we acquire to build our business, (2) the substantial increase in fuel costs which has caused independent truck drivers to leave the business, which has reduced the demand for our flip trucks, and (3) the lack of completed financing transactions to continue our growth.

Our program rental fleet has the potential to be scale-able and provide significant growth because of its predictable gross cash flow / potential earnings stream. We are receiving continuing interest in our products because they are top of the line brands/models. We are confident that the financing alternatives being finalized - as noted below - will allow us to meet this demand in the near future. In addition, we have recently been able to find trucks for our flip business at reasonable prices that allow us to rebuild and maintain our historic top line and margins. The demand is growing, and our new financing arrangements mentioned below will allow us to meet that demand.

The normal short term financing regularly provided was not provided at historic levels. This expensive money was necessary to fuel the working capital level to continue operations at fiscal year 2021 levels. The financier’s previous year’s capital commitment proved-out both our incubator and transportation services (Payless Truckers, Inc.) models. These models are perfect in concept and can easily have their expansion accelerated with the proper capital now that Class 8 Tractor prices have softened. Unfortunately, the capital needed - asset based lending at current market rates, and not from the hard money lenders, and long term straight debt financing with warrants was still in negotiation. It could not help the results of the May 2022 quarter.

Negotiations with long term straight debt lenders and Preferred Stock financiers are continuing. More creative approaches were developed by concerted efforts with several investment banking houses, finally centering on the use of our innovative financing structure which is currently being developed. The main objective - Daniels’ senior management believes levered financing - supported by equity and layered finance options - will allow Payless to achieve the first plateau of 100 rental fleet trucks in a measured amount of time. We realize that we will need to acquire a larger operating facility so we can accelerate the build out of Payless. Current capital negotiations now include a real estate component so we can accelerate our fleet expansion. Our current operating facility has limited capacity and can only add five to six truck additions to our rental fleet each month.

The funding options being discussed and finalized will eliminate the need for continuation of expensive private investor funding. The use of our innovative concept allows for a lower interest rate because the secured loan financing provided to it is not under the existing heavily-burdened capital structure of the consolidated companies. Blended Public market-rates for financing, - of a combination of asset based lending and long term debt with warrants - will allow Daniels / Payless to attract institutional and retail investors. We will be able to service a larger debt load. This effort may be multiplied by any equity capital raised. Our overall cost of capital should drop significantly.

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

Daniels may provide the client with multiple corporate strategies/opportunities including joint-ventures, marketing opportunity agreements and/or potential acquisitions structured in a leveraged buyout format. One or a combination of these strategies would allow the client to enter new market niches or expand further into existing ones.

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

Liquidity and Capital Resources

	May 31,	November 30,	Changes
Working Capital Data:	2022	2021	Amount	%

Current Assets	$293,746	$403,584	$(109,838)	(27)%
Current Liabilities	$(4,328,367)	$(3,967,120)	(361,247)	9%
Working Capital Deficiency	$(4,034,621)	$(3,563,536)	(471,085)	13%

As of May 31, 2022, we had $36,710 in cash and cash equivalents and a working capital deficit of $4,034,621.

Our working capital deficit at May 31, 2022 was $4,034,621 as compared to working capital deficit of $3,563,536 as of November 30, 2021. The increase in working capital deficit was mainly attributed to an increase in derivative liabilities, a decrease in cash and cash equivalents and an increase in accounts payable to the related party.

The following table sets forth certain information about our cash flow during the six months ended May 31, 2022 and 2021:

	Six Months Ended
	May 31,		Changes
Cash Flows Data:	2022	2021	Amount	%

Cash Flows provided by (used in) Operating Activities	$(250,419)	$(173,150)	$(77,269)	45%
Cash Flows provided by (used in) Investing Activities	57,860	(215,145)	273,005	(127)%
Cash Flows provided by Financing Activities	48,181	347,009	(298,828)	(86)%
Net increase (decrease) in cash during period	$(144,378)	$(41,286)	$(103,092)	250%

Net cash used in operating activities was $250,419 for the six months ended May 31, 2022, compared to net used in operating activities of $173,150 during the six months ended May 31, 2021. The decrease in net cash provided by operating activities is attributable to the change in our working capital assets and reduced revenues compared to the six months ended May 31, 2021.

Net cash provided by investing activities was $57,860 for the six months ended May 31, 2022, compared to net used of $215,145 during the six months ended May 31, 2021. The decrease in net cash used is directly attributable to not purchasing trucks for use in our credit rebuilding business line during the period and the proceeds from disposal of property and equipment.

Net cash provided by financing activities was $48,181 for the six months ended May 31, 2022, compared to net cash provided of $347,009 for the six months ended May 31, 2021. The decrease in net cash provided by financing activities is directly related to the increased repayments of loans payable used to finance vehicle purchases. During the six months ended May 31, 2022, we received $284,500 in proceeds from loans payable and repaid $229,982 of principal on the loans.

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

Comparison of the Three Months Ended May 31, 2022 to the Three Months Ended May 31, 2021 Results of Operations

Our operating results for the three months ended May 31, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	May 31,		Changes
Statement of Operations Data:	2022	2021	Amount	%

Revenue	$410,464	$1,142,479	$(732,015)	(64)%
Cost of Services	(271,083)	(835,108)	564,025	(68)%
Gross profit	139,381	307,371	(167,990)	(55)%
Total operating expenses	290,560	288,625	1,935	1%
Other income (expense)	(248,041)	1,076,825	(1,324,866)	(123)%
Net Income (loss)	$(399,220)	$1,095,571	$(1,494,791)	(136)%

Sales

Sales totaled $410,464 which were comprised of (i) $238,733 from the resale of refurbished trucks and (ii) $171,200 from vehicle rental agreements, (iii) $0 from repair income and (iv) $531 from other miscellaneous sources for the three months ended May 31, 2022, compared to sales of $1,142,479 which were comprised of (i) $934,883from the resale of refurbished trucks, (ii) $201,006 from vehicle rental agreements, and (iii) $6,590 from other miscellaneous sources during the three months ended May 31, 2021. The substantial decrease in revenue is directly related to the large increase in diesel fuel cost, the volatility in truck market prices and overall significant inflation.

Gross Profit

Gross profit is calculated by subtracting cost of goods sold from sales. Gross profit percentage is calculated by dividing gross margins by revenue. Current gross profit percentages may not be indicative of future gross profit performance. Gross profit totaled $139,3981 for the three months ended May 31, 2022, compared to $307,371, during the three months ended May 31, 2021, respectively. Gross profit percentage was 34.0% and 26.9% for the three months ended May 31, 2022 and 2021, respectively. The decrease in gross profit is composed of reduced trucks available for sale from increased purchase prices and included higher percentage mix of revenues from truck rental agreements, which typically yield higher profit margins, and relatively consistent profit margins from the resale of our trucks compared to the quarter ended May 31, 2021.

Operating Expenses

Operating expenses are primarily comprised of compensation, facilities costs and outsourced services. Operating expenses totaled $290,560 for the three months ended May 31, 2022, compared to operating expenses of $288,625 during the three months ended May 31, 2021 representing an increase of $1,935 or 1%. The increase in operating expenses is generally related to the increase in our use of outsourced services, reductions in consulting and professional services for corporate matters and financing efforts, and wages.

Other Income and Expenses

Other expenses totaled $248,041 for the three months ended May 31, 2022, compared to other income of $1,076,825 during the three months ended May 31, 2021 representing an increase in other expense of $1,324,866 or 123%. Interest expense decreased to $115,018 for the three months ended March 31, 2022 from $192,600 during the three months ended May31, 2021. We recorded a loss from the change in fair value of derivative liabilities of $163,124 during the three months ended May 31, 2022, compared to a gain from the change in fair value of derivative liabilities of $1,257,168 during the three months ended May 31, 2021.

Net Income Attributable to Common Stockholders

The Company realized net loss attributable to common stockholders of $458,256 for the three months ended May 31, 2022, compared to net income of attributable to common stockholders of $1,000,952 realized during the three months ended May 31, 2021. The decrease in our net income and net loss attributable to common stockholders is largely attributable to the change from a gain to a loss associated with the change in fair value of derivative liabilities.

Comparison of the Six Months Ended May 31, 2022 to the Six Months Ended May 31, 2021 Results of Operations

Our operating results for the six months ended May 31, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended
	May 31,		Changes
Statement of Operations Data:	2022	2021	Amount	%

Revenue	$993,233	$2,355,421	$(1,362,188)	(58)%
Cost of services	(607,698)	(1,658,382)	1,050,684	(63)%
Gross profit	385,535	697,039	(311,504)	(45)%
Total operating expenses	(643,543)	(664,207)	20,664	(3)%
Other expense	(902,986)	78,340	(981,326)	(1253)%
Net loss	$(1,160,994)	$111,172	$(1,272,166)	(1144)%

Sales

Sales totaled $993,233 which were comprised of (i) $615,775 from the resale of refurbished trucks and (ii) $358,673 from vehicle rental agreements, (iii) $12,396 from repair income and (iv) $6,389 from other miscellaneous sources for the six months ended May 31, 2022, compared to sales of $2,355,421 which were comprised of (i) $1,932,890 from the resale of refurbished trucks, (ii) $410,646 from vehicle rental agreements, and (iii) $11,885 from other miscellaneous sources during the three months ended May 31, 2021. The substantial decrease in revenue is directly related to the large increase in diesel fuel cost, the volatility in truck market prices and overall significant inflation.

Gross Profit

Gross profit is calculated by subtracting cost of goods sold from sales. Gross profit percentage is calculated by dividing gross margins by revenue. Current gross profit percentages may not be indicative of future gross profit performance. Gross profit totaled $385,535 for the six months ended May 31, 2022, compared to $697,039, during the six months ended May 31, 2021, respectively. Gross profit percentage was 39.0% and 30.0% for the six months ended May 31, 2022 and 2021, respectively. The increase in gross profit is composed of reduced trucks available for sale from increased purchase prices and included higher percentage mix of revenues from truck rental agreements, which typically yield higher profit margins, and relatively consistent profit margins from the resale of our trucks compared to the quarter ended May 31, 2021.

Operating Expenses

Operating expenses are primarily comprised of compensation, facilities costs and outsourced services. Operating expenses totaled $643,543 for the six months ended May 31, 2022, compared to operating expenses of $664,207 during the six months ended May 31, 2021 representing a decrease of $20,664 or 3%. The decrease in operating expenses is generally related to the increase in our use of outsourced services, and reductions in consulting and professional services for corporate matters and financing efforts, and wages.

Other Expenses

Other expense totaled $902,986 for the six months ended May 31, 2022, compared to other income of $78,340 during the six months ended May 31, 2021 representing an increase in other expense of $981,326 or 1,253%. Interest expense decreased to $239,842 for the six months ended May 31, 2022 from $358,264 during the six months ended May 31, 2021. We recorded a loss from the change in fair value of derivative liabilities of $693,245 during the six months ended May 31, 2022, compared to a gain from the change in fair value of derivative liabilities of $424,307 during the six months ended May 31, 2021.

Net Income Attributable to Common Stockholders

The Company realized net loss attributable to common stockholders of $1,335,381 for the six months ended May 31, 2022, compared to net loss attributable to common stockholders of $98,111 realized during the six months ended May 31, 2021. The increase in our net loss attributable to common stockholders is largely attributable to the change from a gain to a loss associated with the change in fair value of derivative liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of May 31, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of May 31, 2022 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/S/ NICHOLAS VIOLA	Chief Executive Officer	August 5, 2022
Nicholas Viola	(Principal Executive Officer)

/S/ KEITH L. VOIGTS	Chief Financial Officer	August 5, 2022
Keith L. Voigts	(Principal Financial and Accounting Officer)

