Form 10-Q
period 2022-08-31
Daniels Corporate Advisory Company, Inc.
filed 2022-10-17
CIK 1498291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission File Number 000-54762

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

As of October 13, 2022, the Registrant had 1,741,199,100 shares of Common Stock outstanding.

Daniels Corporate Advisory Company, Inc.

PART I. FINANCIAL INFORMATION

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Balance Sheets

	August 31,	November 30,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$49,071	$181,088
Accounts receivable, net	8,270	7,896
Inventory	104,186	208,504
Prepaid expenses and other current assets	-	6,096
Total current assets	161,527	403,584
Property and equipment, net	501,958	701,006
Total assets	$663,485	$1,104,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$756,286	$710,333
Accounts payable and accrued liabilities – related party	848,784	726,233
Notes payable, related party	685,000	685,000
Notes payable, net of loan discounts	910,679	801,986
Derivative liabilities	1,127,015	875,487
Related party payables	86,635	168,081
Total current liabilities	4,414,399	3,967,120
Other noncurrent liabilities	250,410	338,081
Total liabilities	4,664,809	4,305,201

Commitments and contingencies

Preferred Stock:
Redeemable convertible preferred stock, Series B, $0.001 par value. 1,000,000 shares authorized; 140,500 and 240,000 shares issued and outstanding as of August 31, 2022 and November 30, 2021, respectively	2,882	101,972

Stockholders’ Deficit:
Series A preferred stock, $0.001 par value. 100,000 shares authorized; 100,000 shares issued and outstanding as of August 31, 2022 and November 30, 2021, respectively	100	100
Common stock, $0.001 par value. 6,000,000,000 shares authorized; 1,741,199,100 and 779,298,529 shares issued and outstanding as of August 31, 2022 and November 30, 2021, respectively	1,741,199	779,299
Subscription receivable	(75,050)	-
Additional paid-in capital	8,408,392	8,366,837
Accumulated deficit	(14,014,498)	(12,384,470)
Accumulated other comprehensive loss	(64,349)	(64,349)
Total stockholders’ deficit	(4,004,206)	(3,302,583)
Total liabilities, preferred stock and stockholders’ deficit	$663,485	$1,104,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

For the Three Months and Nine Months Ended August 31, 2022 and 2021

	Three Months Ended August 31,	Three Months Ended August 31,	Nine Months Ended August 31,	Nine Months Ended August 31,
	2022	2021	2022	2021

Revenue	$335,366	$1,189,371	$1,328,599	$3,544,792
Cost of goods sold	205,161	828,142	812,859	2,486,524
Gross profit	130,205	361,229	515,740	1,058,268
Selling, general and administrative expenses	312,636	287,521	956,179	951,728
(Gain) on disposal of property and equipment	(38,126)	(11,212)	(68,227)	(23,509)
Income (loss) from operations	(144,305)	84,920	(372,212)	130,049
Other income (expense)
Gain (loss) on change in derivative liabilities	4,241	334,197	(689,004)	758,504
Interest income (expense), net	(153,393)	(183,077)	(561,672)	(541,341)
Total other income (expense)	(149,152)	151,120	(1,250,676)	217,163
Income (loss) before income taxes	(293,457)	236,040	(1,622,888)	347,212
Provision for income taxes (benefit)	-	-	-	-
Net income (loss)	(293,457)	236,040	(1,622,888)	347,212
Deemed dividend on preferred stock	1,190	138,938	7,140	348,221
Net income (loss) attributable to common stockholders	$(294,647)	$97,102	$(1,630,028)	$(1,009)

Basic and diluted earnings (loss) per common share	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted earnings (loss) per common share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic	1,607,694,371	510,664,460	1,377,182,003	377,679,186
Diluted	4,582,701,804	1,088,374,678	4,352,189,436	377,679,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

	Series B Callable Preferred		Preferred Stock		Common Stock
For the Three Months Ended August 31, 2022	Shares	Value	Shares	Value	Shares	Value	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit

Balance, May 31, 2022	43,750	$16,009	100,000	$100	1,566,855,043	$1,566,855	$-	$8,463,860	$(13,719,851)	$(64,349)	$(3,753,385)
Net Loss			-	-	-	-		-	(293,457)	-	(293,457)
Issuance of preferred stock in connection with sales made under private or public offerings, net of costs and discounts	140,500	-	-	-	-	-	(75,050)	-	-	-	(75,050)
Accrued dividends and accretion of conversion feature on Series B Preferred Stock	-	33,248	-	-	-	-	-	-	-	-	-
Conversion of Series B preferred stock to common stock	(43,750)	(46,375)	-	-	174,344,057	174,344	-	(127,969)	-	-	46,375
Relief of derivative liability from conversation of Series B Stock	-	-	-	-	-	-	-	72,501	-	-	72,501
Deemed dividend related to series B preferred stock	-	-	-	-	-	-	-	-	(1,190)	-	(1,190)
Balance August 31 2022	140,500	$2,882	100,000	$100	1,741,199,100	$1,741,199	$(75,050)	$8,408,392	$(14,014,498)	$(64,349)	$(4,004,206)

	Series B Callable Preferred		Preferred Stock		Common Stock
For the Three Months Ended August 31, 2021	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit

Balance, May 31, 2021	195,500	$65,191	100,000	$100	430,628,781	$430,629	$8,278,785	$(12,153,431)	$(64,349)	$(3,508,266)
Net Income			-	-	-	-	-	236,040	-	236,040
Issuance of preferred stock in connection with sales made under private or public offerings, net of costs and discounts	112,500	9,760	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B Preferred Stock	-	102,839	-	-	-	-	-	(102,839)	-	(102,839)
Conversion of Series B preferred stock to common stock	(43,500)	(46,110)	-	-	24,268,421	24,268	21,842	-	-	46,110
Relief of derivative liability from conversation of Series B Preferred Stock	-	-	-	-	-	-	12,780	-	-	12,780
Deemed dividend related to series B preferred stock	-	-	-	-	-	-	-	(13,575)	-	(13,575)
Redemption of Series B Preferred stock	(53,500)	(56,710)	-	-	-	-	-	(22,524)	-	(22,524)
Issuance of common stock for services	-	-	-	-	3,827,162	3,827	7,272	-	-	11,099
Conversion of convertible debt and accrued interest to common stock	-	-	-	-	143,769,292	143,769	(6,488)	-	-	137,281
Balance August 31 2021	211,000	$74,970	100,000	$100	602,493,656	$602,494	$8,314,190	$(12,056,329)	$(64,349)	$(3,203,894)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

	Series B Callable Preferred		Preferred Stock		Common Stock
For the Nine Months Ended August 31, 2022	Shares	Value	Shares	Value	Shares	Value	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit

Balance, November 30, 2021	240,000	$101,972	100,000	$100	779,298,829	$779,299	$-	$8,366,837	$(12,384,470)	$(64,349)	$(3,302,583)
Net Loss			-	-	-	-		-	(1,622,888)	-	(1,622,888)
Issuance of preferred stock in connection with sales made under private or public offerings, net of costs and discounts	184,250	-	-	-	-	-	(75,050)	-	-	-	(75,050)
Accrued dividends and accretion of conversion feature on Series B Preferred Stock	-	201,685	-	-	-	-	-	-	-	-	-
Conversion of Series B preferred stock to common stock	(283,750)	(300,775)	-	-	760,490,423	760,490	-	(459,715)	-	-	300,775
Relief of derivative liability from conversation of Series B Stock	-	-	-	-	-	-	-	443,906	-	-	443,906
Deemed dividend related to series B preferred stock	-	-	-	-	-	-	-	-	(7,140)	-	(7,140)
Issuance of common stock for services	-	-	-	-	63,859,548	63,860	-	(6,000)	-	-	57,860
Conversion of convertible debt and accrued interest to common stock	-	-	-	-	137,550,600	137,550	-	(92,756)	-	-	44,794
Relief of derivative liability from conversion of convertible notes and accrued interest into common stock	-	-	-	-	-	-	-	156,120	-	-	156,120
Balance August 31 2022	140,500	$2,882	100,000	$100	1,741,199,100	$1,741,199	$(75,050)	$8,408,392	$(14,014,498)	$(64,349)	$(4,004,206)

	Series B Callable Preferred		Preferred Stock		Common Stock
For the Nine Months Ended August 31, 2021	Shares	Value	Shares	Value	Shares	Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit

Balance, November 30, 2020	125,600	$35,536	100,000	$100	241,774,989	$241,775	$7,993,255	$(12,055,320)	$(64,349)	$(3,884,539)
Net Income			-	-	-	-	-	347,212	-	347,212
Issuance of preferred stock in connection with sales made under private or public offerings, net of costs and discounts	308,000	17,990	-	-	-	-	-	-	-	-
Accrued dividends and accretion of conversion feature on Series B	-	257,400	-	-	-	-	-	(257,400)	-	(257,400)
Conversion of Series B preferred stock to common stock	(169,100)	(179,246)	-	-	87,854,655	87,855	91,391	-	-	179,246
Relief of derivative liability from conversation of Series B Stock	-	-	-	-	-	-	178,429	-	-	178,429
Deemed dividend related to series B preferred stock	-	-	-	-	-	-	-	(68,297)	-	(68,297)
Redemption of Series B Preferred stock	(53,500)	(56,710)	-	-	-	-	-	(22,524)	-	(22,524)
Issuance of common stock for services	-	-	-	-	14,590,743	14,591	45,757	-	-	60,348
Conversion of convertible debt and accrued interest to common stock	-	-	-	-	258,273,269	258,273	5,358	-	-	263,631
Balance August 31 2021	211,000	$74,970	100,000	$100	602,493,656	$602,494	$8,314,190	$(12,056,329)	$(64,349)	$(3,203,894)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended August 31, 2022 and 2021

	Nine Months Ended August 31,	Nine Months Ended August 31,
	2022	2021
Cash flows from operating activities of continuing operations:
Net income (loss)	$(1,622,888)	$347,212
Adjustments to reconcile net loss to cash used in operating activities:
Bad debt expense	74,567	-
Depreciation and amortization	114,530	117,022
Interest penalties	56,017	-
Amortization of debt discount	194,545	-
Common stock issued in exchange for fees and services	57,860	60,348
(Gain) loss on change in derivative liabilities	689,004	(758,504)
(Gain) loss on disposal of property and equipment	(68,227)	(23,509)
Note conversion fees	1,500	-
Changes in operating assets and liabilities:
Accounts receivable	(74,941)	(31,876)
Accounts payable and accrued liabilities – related party	122,551	-
Inventory	104,318	(38,202)
Prepaid expenses and other current assets	6,096	86,000
Accounts payable and accrued liabilities	98,280	196,052
Related party payables	(81,446)	(112,138)
Other noncurrent liabilities	-	160,413
Net cash (used in) provided by operating activities	(328,235)	2,818

Cash flows from investing activities:
Proceeds received from the disposal of property and equipment	152,745	-
Purchase of property and equipment	-	(238,498)
Net cash provided by (used in) investing activities	152,745	(238,498)

Cash flows from financing activities:
Note payable - non-current	(87,671)	-
Proceeds from issuance of preferred stock, net of issuance costs	87,500	251,290
Proceeds from commercial loans payable	284,500	316,649
Redemption of preferred stock	-	(22,524)
Repayments of commercial loans payable	(240,856)	(215,860)
Net cash provided by financing activities	43,473	329,555

Net increase (decrease) in cash and cash equivalents	(132,017)	93,875
Cash and cash equivalents at beginning of period	181,088	200,858
Cash and cash equivalents at end of period	$49,071	$294,733

Supplemental disclosure of cash flow information:
Cash paid for interest	$101,466	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes and accrued interest into common stock	$44,795	$263,361
Conversion of Series B preferred stock into common stock	$300,775	$179,246
Accrued dividends and accretion of conversion feature on Series B preferred stock	$111,124	$257,400
Deemed dividends related to conversion feature of Series B preferred stock	$7,140	$68,296
Relief of derivative liability from conversion of Series B preferred stock into common stock	$443,906	$178,249
Relief of derivative liability from conversion of convertible notes into common stock	$156,120	$-
Subscription receivable from issuance of Series B preferred stock	$75,050	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIELS CORPORATE ADVISORY COMPANY, INC.

Notes to the Condensed Consolidated Financial Statements

August 31, 2022

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended November 30, 2021 and notes thereto and other pertinent information contained in our Form 10-K/A the Company has filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022. The results of operations for the nine months August 31, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2022.

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

Accounts receivable

Accounts receivable are customer obligations due under normal trade terms which are recorded at net realizable value. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a specific allowance will be required. The Company has established doubtful accounts of $53,214 as of August 31, 2022.

Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. During the nine months August 31, 2022, the Company wrote off $74,567 in accounts receivable.

Inventory

Inventory consists of well-maintained, class 8 heavy duty trucks primarily acquired at auction. Inventory is valued at the lower of cost (specific identification method) or net realizable value. An allowance for potential non-saleable inventory due to movement, current conditions or obsolescence is based upon a review of inventory quantities, past history and expected future usage. The Company believes that no allowance or write-down for slow moving or obsolete inventory is necessary as of August 31, 2022.

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

Fair Value of Financial Instruments

The Company has adopted FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) that defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, accounts payable and accrued expenses, notes payable, notes payable to related parties, related parties payable and derivative liabilities. The Company also applies ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.

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

Revenue is recognized and related accounts receivable is recorded when the Company has transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. We had net accounts receivable totaling $8,270 and $7,896 as of August 31, 2022 and November 30, 2021, respectively.

Right of Use Assets and Lease Liabilities

The Company recognizes according to FASB ASU No. 2016-02, “Leases” (ASC 842). The standard requires lessees to recognize almost all leases on the balance sheet as a Right-of-Use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The Company treats lease and non-lease components as a single lease component for all equipment leases. Leases with an original lease term of less than one year are excluded from the ROU assets and lease liabilities.

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

As of August 31, 2022, the Company’s office is currently leased on month-to-month basis. The Company does not have ROU assets and operating lease liabilities as of August 31, 2022.

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

During the nine months August 31, 2022, the Company issued 63,859,548 shares of common stock valued at $57,860 to consultants.

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

The following table sets forth the components of the Company’s potential dilutive instruments as of August 31, 2022:

August 31,
2022
(Shares)
Redeemable convertible preferred stock, Series B	540,384,616
Convertible Notes	2,434,622,817
2,975,007,433

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

Effective December 15, 2016, Mr. Viola entered into a $685,000 convertible promissory note agreement with the Company and forgave all remaining amounts outstanding at that time. The note matured on December 15, 2018 and bears interest at a rate of 10% per annum. Mr. Viola has the option to convert any portion of the unpaid principal balance into the Company’s common stock at a discount to market of 50% at any time. As of August 31, 2022, the note total is $1,012,172 including $327,172 of accrued interest. No repayment or conversion of the note occurred as of August 31, 2022, and no notice of default has been issued.

During 2016, Mr. Viola personally funded $10,200 in expenses on behalf of the Company. These advances were made interest free with no maturity date. No repayments have been made against these advances as of August 31, 2022.

Mr. Viola is entitled to receive a salary of $175,000 annually. Mr. Viola has deferred all cash payments of his base salary in an effort to help the Company fund its operations. During the nine months August 31, 2022 the Company accrued management salaries of $132,200. At August 31, 2022 and November 30, 2021, the total amount of accrued compensation owed to Mr. Viola was $838,584 and $716,033, respectively.

The Company’s wholly-owned subsidiary Payless Truckers, Inc. has received net loan proceeds aggregating $50,000 from a related party to help fund the subsidiary’s operations. The loans currently bear flat rates ranging between $1,500 - $3,500, and are secured by certain inventory assets and are payable on demand.

Two companies owned by Payless’ former President and certain family members have loaned the Company floor plan financing for a monthly fee per truck financed. During the nine months August 31, 2022 and 2021, financing fees and interest totaling approximately $4,252 and $2,134 were paid to the related party, respectively At August 31, 2022, the outstanding loan balance was $0.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

For the nine months August 31, 2022, the Company realized a net loss of $1,630,028 attributable to common stockholders and had a working capital deficit of $4,252,872. For year ended November 30, 2021, the Company incurred a net loss of $329,150 attributable to common stockholders and a working capital deficit of $3,563,536. The Company has relied, in large part, upon preferred equity and debt financings to fund its operations. As of August 31, 2022, the Company had outstanding indebtedness, net of discounts, of $910,679 and had $49,071 in cash. As of November 30, 2021, the Company had outstanding indebtedness, net of discounts, of $801,986 and had $181,088 in cash.

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

NOTE 5 - COVID-19

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. Due to the outbreak and spread of COVID-19, the Company’s management and advisors responsible for financial reporting have experienced administrative delays, include travel restrictions and reduced work hours. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at August 31, 2022. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 6 - PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s Vehicles and equipment at August 31, 2022 and November 30, 2021:

	Cost			Accumulated Depreciation
	Balance as of 11/30/2021	Cost disposal	Balance as of 08/31/2022	Balance as of 11/30/2021	Disposal	Addition	Balance as of 08/31/2022	Net Book Value

Machinery and equipment	6,432	-	6,432	3,881	-	1,608	5,489	943
Vehicles	880,951	(134,913)	746,038	182,496	(50,395)	112,922	245,023	501,015
Total property and equipment	887,383	(134,913)	752,470	186,377	(50,395)	114,530	250,512	501,958

For the nine months August 31, 2022 and 2021, the Company recorded depreciation expense of $114,530 and $117,022, respectively. During the nine months August 31, 2022, there was a gain on vehicle disposal of $68,227 included in other income.

In late August 2022 a Company rental truck was taken off the Company’s premises by a former officer of the Company. The Company is actively pursuing to reclaim the truck.

NOTE 7 - NOTES PAYABLE

Convertible Notes

On August 31, 2015, the Company entered in convertible note agreement with a private and accredited investor, LG Capital, in the amount of $75,000, unsecured, with principal and interest (stated at 8%) amounts due and payable upon maturity on February 28, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.08%; Dividend rate of 0%; and, historical volatility rates ranging from 195% to 236%. As of August 31, 2022 and November 30, 2021, the note balance was $55,224 and $55,224 and accrued interest was $26,988 and $23,672, respectively, and all associated loan discounts were fully amortized. Although some principal payments have not been paid on time by the Company, management of the Company is currently in discussions with the lender to pay off the note with Company common stock. The note is classified as current in the accompanying balance sheets.

On December 30, 2015, the Company entered in convertible note agreement with a private and accredited investor, Auctus Private Equity Fund LLC, in the amount of $130,000, unsecured, with principal and interest (stated at 10%) amounts due and payable upon maturity on September 30, 2016. After six months, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of August 31, 2022 and November 30, 2021, the note balance was $98,459 and $98,459 and accrued interest was $48,557 and $41,166, respectively, and all associated loan discounts were fully amortized. Although some principal payments have not been paid on time by the Company, management of the Company is currently in discussions with the lender to pay off the note with Company common stock. The note is classified as current in the accompanying balance sheets.

On January 21, 2016, the Company entered in convertible note agreement with a private and accredited investor, John De La Cross Capital Partners Inc., in the amount of $8,000, unsecured, with principal and interest (stated at 5%) amounts due and payable upon demand. The note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 0.03% to 0.16%; Dividend rate of 0%; and, historical volatility rates ranging from 208% to 269%. As of August 31, 2022 and November 30, 2021, the note balance was $4,000 and $4,000 and accrued interest was $1,538 and $1,388, respectively, and all associated loan discounts were fully amortized. Although some principal payments have not been paid on time by the Company, management of the Company is currently in discussions with the lender to pay off the note with Company common stock. The note is classified as current in the accompanying balance sheets.

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

On October 15, 2018, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $350,000, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on July 15, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.67% to 2.70%; Dividend rate of 0%; and historical volatility rates ranging from 390% to 423%. During the nine months August 31, 2022, $21,648 of principal and $21,648 of accrued interest was converted into 137,550,600 shares of the Company’s common stock. As of August 31, 2022 and November 30, 2021, the note balance was $222,522 and $244,170 and accrued interest was $147,218 and $148,599, respectively, and all associated loan discounts were fully amortized. Although some principal payments have not been paid on time by the Company, management of the Company is currently in discussions with the lender to pay off the note with Company common stock. The note is classified as current in the accompanying balance sheets.

On February 14, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $57,750, unsecured, with principal and interest (stated at 12%) amounts due and payable upon maturity on November 14, 2019. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 2.53% to 2.540%; Dividend rate of 0%; and, historical volatility rates ranging from 309% to 339%. As of August 31, 2022 and November 30, 2021, the note balance was $57,500 and $57,500 and accrued interest was $15,408 and $10,206, respectively, and all associated loan discounts were fully amortized. Although some principal payments have not been paid on time by the Company, management of the Company is currently in discussions with the lender to pay off the note with Company common stock. The note is classified as current in the accompanying balance sheets.

On July 22, 2019, the Company entered in convertible note agreement with a private and accredited investor, Auctus Fund LLC, in the amount of $75,250, secured by all of the assets of the Company and its subsidiaries, with principal and interest (stated at 12%) amounts due and payable upon maturity on April 22, 2020. At any time following issuance, the note holder has the option to convert any portion of the unpaid principal balance into the Company’s common shares at any time. The Company has determined that the conversion feature in this note is not indexed to the Company’s stock and is considered to be a derivative that requires bifurcation. The Company calculated the fair value of this conversion feature using the Black-Scholes model and the following assumptions: Risk-free interest rates ranging from 1.76% to 1.95%; Dividend rate of 0%; and, historical volatility rates ranging from 1,313% to 1,467%. As of August 31, 2022 and November 30, 2021, the note balance was $75,250 and $75,250 and accrued interest was $25,968 and $19,189, respectively, and all associated loan discounts were fully amortized. Although some principal payments have not been paid on time by the Company, management of the Company is currently in discussions with the lender to pay off the note with Company common stock. The note is classified as current in the accompanying balance sheets.

Commercial Loans

On May 28, 2021, the Company executed two future receivables sale and purchase agreements with Sutton Funding. Under the agreements, the Company sold an aggregate of $210,000 in future receivables for a purchase amount of $150,000. The aggregate principal amount is payable in daily instalments totaling $1,591 until such time that the obligation is fully satisfied. As of November 30, 2021, the loan balance was $6,213. During the nine months August 31, 2022, the loan was fully repaid.

On June 21, 2021, the Company executed a merchant cash advance agreement with Consistent Funding. Under the agreement, the Company sold an aggregate of $142,000 in future receivables for a purchase amount of $100,000. The aggregate principal amount is payable in daily instalments totaling $1,076 until such time that the obligation is fully satisfied. As of November 30, 2021, the loan balance was $24,087. During the nine months August 31, 2022, the loan was fully repaid.

On November 8, 2021, the Company executed a merchant cash advance agreement with Consistent Funding. Under the agreement, the Company sold an aggregate of $145,000 in future receivables for a purchase amount of $100,000. The aggregate principal amount is payable in daily instalments totaling $656 until such time that the obligation is fully satisfied. As of August 31, 2022 the total outstanding principal on these future receivable sale and purchase agreements was $73,044, including $20,487 of accrued interest, and $96,361 as of November 30, 2021. As of August 31, 2022 the agreement is in default.

On December 10, 2021, the Company executed a merchant cash advance agreement with Consistent Funding. Under the agreement, the Company sold an aggregate of $116,000 in future receivables for a purchase amount of $80,000. The aggregate principal amount is payable in daily instalments totaling $967 until such time that the obligation is fully satisfied. As of August 31, 2022, the total outstanding principal on these future receivable sales and purchase agreement was $40,149, including $9,864 of accrued interest. As of August 31, 2022 the agreement is in default.

On January 26, 2022, the Company executed a merchant cash advance agreement with Gem Funding. Under the agreement, the Company sold an aggregate of $100,100 in future receivables for a purchase amount of $70,000. The aggregate principal amount is payable in daily instalments totaling $596 until such time that the obligation is fully satisfied. As of August 31, 2022, the total outstanding principal on these future receivable sales and purchase agreement was $71,260 including $19,648 of accrued interest and fees. As of August 31, 2022 the agreement is in default.

On April 7, 2022, the Company executed a merchant cash advance agreement with Gem Funding. Under the agreement, the Company sold an aggregate of $41,700 in future receivables for a purchase amount of $30,000. The aggregate principal amount is payable in daily instalments totaling $348 until such time that the obligation is fully satisfied. As of August 31, 2022, the total outstanding principal on these future receivable sales and purchase agreement was $5,324 including $121 of accrued interest. As of August 31, 2022 the agreement is in default.

On March 4, 2022, the Company executed a merchant cash advance agreement with E Advance Services, LLC. Under the agreement, the Company sold an aggregate of $88,200 in future receivables for a purchase amount of $60,000. The aggregate principal amount is payable in daily instalments totaling $767 until such time that the obligation is fully satisfied. As of August 31, 2022, the total outstanding principal on these future receivable sales and purchase agreement was $46,138 including $8,471 of accrued interest. As of August 31, 2022 the agreement is in default.

From time to time, the Company issues secured promissory notes to individual lenders to finance truck purchases for the Company’s rental program. Annual interest rates on such notes are generally 30% with terms of 48 months. As of August 31, 2022, the total amount outstanding under such notes was $411,969, of which $353,999 is considered current and classified under “Notes payable, net of loan discounts” in the Company’s condensed consolidated financial statements. The remaining noncurrent portion is classified under “Notes payable – non- current”. The aggregate monthly payments of principal and interest on these promissory notes is $19,583.

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

As of August 31, 2022 and November 30, 2021, the estimated fair value of derivative liability was determined to be $1,127,015 and $875,487, respectively.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at August 31, 2022:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$1,127,015	-	-	$1,127,015	$1,127,015
Total derivative liabilities	$1,127,015	-	-	$1,127,015	$1,127,015

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed at November 30, 2021:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	$875,487	$–	$–	$875,487	$875,487
Total derivative liabilities	$875,487	$–	$–	$875,487	$875,487

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value of derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months August 31, 2022:

Derivative
Liabilities
Balance - November 30, 2021	$875,487
Addition of new derivative liabilities from issuance of series B preferred stock	272,586
Relief of derivative liabilities from conversion of convertible notes	(156,120)
Relief of derivative liabilities from conversion of series B preferred stock	(443,906)
Loss (Gain) on change in fair value of the derivative	578,968
Balance - August 31, 2022	$1,127,015

NOTE 9 – EQUITY

The Company is authorized to issue two classes of shares being designated preferred stock and common stock.

Preferred Stock

The number of shares of preferred stock authorized is 1,100,000, par value $0.001 per share. At August 31, 2022 and November 30, 2021, the Company had 100,000 shares of Series A preferred stock issued and outstanding, and 140,500 and 240,000, shares of Series B preferred stock issued and outstanding, respectively.

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

On August 15, 2022, the Company sold 53,250 shares of its Series B convertible preferred stock, with an annual accruing dividend of 12%, to Geneva, for $47,500 pursuant to a Series B preferred stock purchase agreement. The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. The Company recorded a derivative liability of $93,778 valued using the Black-Scholes Model, associated with Series B preferred shares.

On August 30, 2022, the Company sold 43,625 shares of its Series B convertible preferred stock, with an annual accruing dividend of 12%, to Geneva, for $37,525 pursuant to a Series B preferred stock purchase agreement. As of August 31, 2022, the proceed of $37,525 has not been received and was recorded as subscription receivable. (Note 12) The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. The Company recorded a derivative liability of $62,608 valued using the Black-Scholes Model, associated with Series B preferred shares.

On August 30, 2022, the Company also sold 43,625 shares of its Series B convertible preferred stock, with an annual accruing dividend of 12%, to Boot Capital LLC, for $37,525 pursuant to a Series B preferred stock purchase agreement. As of August 31, 2022, the proceed of $37,525 has not been received and was recorded as subscription receivable. (Note 12) The Series B preferred stock is classified as temporary equity since the shares are convertible at the option of the shareholder. The Company recorded a derivative liability of $62,608 valued using the Black-Scholes Model, associated with Series B preferred shares.

As of August 31, 2022, the estimated fair value of these derivative liabilities was determined to be $153,165. The change in the fair value for the nine months August 31, 2022 was an unrealized loss of $164,608.

During the nine months August 31, 2022, the Company recorded $194,545 of accretion of discounts and $7,140 in dividends. As of August 31, 2022, there were 140,500 shares outstanding and a remaining unamortized discount of $137,927.

Common Stock

The number of shares of common stock authorized is 6,000,000,000, par value $0.001 per share.

Nine months August 31, 2022

During the nine months August 31, 2022, the Company issued:

●	137,550,600 shares of common stock for the conversion of convertible note principal amount of $21,647 and accrued interest of $21,647 and $1,500 of conversion fees.

●	760,490,423 shares of common stock for the conversion of 283,750 shares of series B preferred stock and accrued dividend of $17,025.

●	63,859,548 shares of common stock valued at $57,860 to consultants.

Nine months ended August 31, 2021

During the nine months ended August 31, 2021, the Company issued

●	258,273,269 shares of common stock for the conversion of convertible note principal and accrued interest for a total of $263,631.

●	87,854,655 shares of common stock for the conversion of 169,100 shares of series B preferred stock.

●	14,590,743 shares of common stock valued at $60,348 to consultants.

At August 31, 2022 and November 30, 2021, the Company had 1,741,199,100 and 779,298,529 shares of common stock, respectively, issued and outstanding.

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

	Nine Months Ended
	August 31,
Revenue	2022	2021

Resale of refurbished trucks	$785,144	$2,885,121
Truck rental	517,951	625,873
Repair revenue	14,591	33,798
Miscellaneous income	10,913	-
Total Revenue	$1,328,599	$3,544,792

The Company recognizes revenue from class 8 heavy duty truck sales to customers when it satisfies its performance obligation, at a point in time, when title to the truck is transferred to the customer and collection of cash is certain. Delivery or shipping charges billed to customers, if applicable, are included in product sales and the related shipping costs are included in cost of goods sold. For the nine months August 31, 2022, the Company recognized sales revenue from the resale of refurbished trucks of $785,144 as compared to sales revenue from the resale of refurbished trucks of $2,885,121 during the nine months ended August 31, 2021.

The Company also recognizes revenue from the rental of class 8 heavy-duty trucks to customers. Revenue from these truck rental agreements is recognized based upon the passage of time over the term of the arrangement once control of the underlying asset has been transferred to the customer. The arrangements require weekly payments, and the customer may cancel the agreement at any time by notifying the Company in writing at least 30 days before such termination. For the nine months August 31, 2022, the Company recognized sales revenue from the rental of its trucks of $517,951, as well as repair revenue of $14,591 and miscellaneous income of $10,913, as compared to sales revenue from the rental of its trucks of $625,873 as well as repair revenue of $33,798 during the nine months ended August 31, 2021.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to August 31, 2022, to October 17, 2022, the date these unaudited consolidated condensed financial statements were issued, and has determined that it has the following material subsequent events to disclose in these consolidated financial statements.

During the early September 2022, the Company received $75,050 from the issuance of 87,250 shares of its Series B convertible preferred stock on August 30, 2022. (Note 9)

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The results of our quarter ended August 31, 2022, reflect the continuation of the business process being experienced in the incubation of our premier start-up subsidiary in the Transportation Services segment of the Trucking Industry. Daniels continued to umbrella its subsidiary, Payless Truckers, Inc.’s expansion through financing sources expensive in nature. Parent Company Management believes the capital costs incurred were warranted as they augmented working capital levels during a very challenging quarter. After months of negotiations, several financing options are in final review with some having very favorable terms including long-term financing.

For the nine months - December 1, 2021, through August 31, 2022 - Total Revenue was $1,328,599 compared to $3,544,792 for the corresponding quarter of the previous fiscal year. This was comprised of $785,144 from the Flip business and $517,951 in fleet rental, $14,591 repairs, and $10,913 miscellaneous income. While both businesses have the potential to produce high margins, our activities were severely limited by (1) the substantial increase in prices of used trucks for our fleet which was partially counteracted when we could afford to selectively bid at Auctions, (2) In spite of the substantial increase in fuel costs only the well positioned drivers continued in business. Most of the drivers in our rental fleet were able to sustain themselves, and (3) the lack of closings of financing transactions to continue our growth.

Our program rental fleet has the potential to be scale-able and provide significant growth because of its predictable gross cash flow / potential earnings stream. We are receiving continuing interest in our products because they are top of the line brands/models. We are confident that the financing alternatives being finalized - as noted below - will allow us to meet this demand soon. In addition, we have recently been able to find identify trucks for our flip business at reasonable prices that allow us to rebuild and maintain our historic top line and margins. The demand is growing, and our new financing arrangements mentioned below will allow us to meet that demand.

The normal short-term financing regularly provided was not provided at historic levels. This expensive money was necessary to fuel the working capital level to continue operations at fiscal year 2021 levels. The financier’s previous year’s capital commitment proved-out both our incubator and transportation services (Payless Truckers, Inc.) models. These models are perfect in concept and can easily have their expansion accelerated with the proper capital now that Class 8 Tractor prices have softened. Unfortunately, the capital needed - asset based lending at current market rates, and not from the hard money lenders, and long-term straight debt financing with warrants was still in negotiation. It could not help the results of the August 2022 quarter.

Negotiations with long-term straight debt lenders and Preferred Stock financiers are continuing. More creative approaches were developed by concerted efforts with several investment banking houses, finally centering on the use of our innovative financing structure which is currently being developed. The main objective - Daniels’ senior management believes levered financing - supported by equity and layered finance options - will allow Payless to achieve the first plateau of 100 rental fleet trucks in a measured amount of time. We realize that we will need to acquire a larger operating facility so we can accelerate the build out of Payless. Current capital negotiations now include a real estate component so we can accelerate our fleet expansion. Our current operating facility has limited capacity and can only add five to six truck additions to our rental fleet each month.

The funding options being discussed and finalized will eliminate the need for continuation of expensive private investor funding. The use of our innovative concept allows for a lower interest rate because the secured loan financing provided to it is not under the existing heavily burdened capital structure of the consolidated companies. Blended Public market-rates for financing, - of a combination of asset based lending and long-term debt with warrants - will allow Daniels / Payless to attract institutional and retail investors. We will be able to service a larger debt load. This effort may be multiplied by any equity capital raised. Our overall cost of capital should drop significantly.

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

The Payless two-segment trucking model represents a streamlined Transportation Services Company; one Daniels believes can be restructured/redirected to survive any potential future slow-downs in the economy. The model was developed to allow for the maximum utilization of each truck as it is put into immediate service in numbers that are manageable without causing excess capacity. Top brand/model Tractors with low mileage are handpicked by our operations team. Our drivers continue to be handpicked for their driving skills and their established hauling networks. They rent/switch trailers to meet the available work on Load Boards or haul for major hauling companies using hauling company trailers. Due to the current dislocations in every industry due to the Coronavirus, our independent contractor drivers are constantly on the road.

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

Growth Strategy - Short-Term Objectives

Daniels believes that the validity of its corporate strategy model is proven through the success of its initial subsidiary incubation, Payless Truckers, Inc. The fast growth experience of this start-up is generating the interest of long-term financing sources. They recognize the obvious - the cash flows from the fleet truck program can cover significant debt service on longer-term financing which can accelerate the levered growth of the Company. Daniels has used, and will continue to use, its publicly traded common stock in a variety of securities packages, including convertible preferred stock, to launch its premier subsidiary start-up, (Payless Truckers) and will do so for other start-up opportunities being reviewed. Initial subsidiaries (start-up clients) are those that can generate significant return on invested capital so that growth acceleration comes from generic sales/profit growth. Alternative growth options - joint-ventures, marketing agreements, acquisitions/LBO’s - will be applied secondarily as external growth opportunities are entered into to bring the start-up (now considered an early-stage company) to critical mass for stability.

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

Liquidity and Capital Resources

	August 31,	November 30,	Changes
Working Capital Data:	2022	2021	Amount	%

Current Assets	$161,527	$403,584	$(242,057)	(60)%
Current Liabilities	$(4,414,399)	$(3,967,120)	$(447,279)	11%
Working Capital Deficiency	$(4,252,872)	$(3,563,536)	$(689,336)	19%

As of August 31, 2022, we had $49,071 in cash and cash equivalents and a working capital deficit of $4,252,872.

Our working capital deficit at August 31, 2022 was $4,252,872 as compared to working capital deficit of $3,563,536 as of November 30, 2021. The increase in working capital deficit was mainly attributed to an increase in derivative liabilities, an increase in interest costs, the classification of past due loans as current liabilities, a decrease in cash and cash equivalents and an increase in accounts payable to the related party.

The following table sets forth certain information about our cash flow during the nine months August 31, 2022 and 2021:

	Nine Months Ended
	August 31,		Changes
Cash Flows Data:	2022	2021	Amount	%

Cash Flows provided by (used in) Operating Activities	$(328,235)	$2,818	$(331,053)	(11748)%
Cash Flows provided by (used in) Investing Activities	152,745	(238,498)	391,243	(164)%
Cash Flows provided by Financing Activities	43,473	329,555	(286,082)	(87)%
Net increase (decrease) in cash during period	$(132,017)	$93,875	$(225,892)	(241)%

Net cash used in operating activities was $328,235 for the nine months August 31, 2022, compared to net cash provided by operating activities of $2,818 during the nine months ended August 31, 2021. The decrease in net cash provided by operating activities is attributable to the change in our working capital assets and reduced revenues compared to the nine months ended August 31, 2021.

Net cash provided by investing activities was $152,745 for the nine months August 31, 2022, compared to net used of $238,498 during the nine months August 31, 2021. The decrease in net cash used is directly attributable to not purchasing trucks for use in our credit rebuilding business line during the period and the proceeds from disposal of property and equipment.

Net cash provided by financing activities was $43,473 for the nine months August 31, 2022, compared to net cash provided of $329,555 for the nine months August 31, 2021. The decrease in net cash provided by financing activities is directly related to the increased repayments of loans payable used to finance vehicle purchases. During the nine months August 31, 2022, we received $284,500 in proceeds from loans payable and repaid $240,856 of principal on the loans.

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

It is the Company’s intention to concentrate its efforts on the build-out of the business components of its PayLess Truckers, Inc. subsidiary. Once solidly on its growth path, meeting projections and generating positive operating cash flows, additional subsidiary/start-up businesses will be entertained be the parent company.

Senior Management believes it will have sufficient cash flows to continue in business for the foreseeable future. While legal and accounting expenses are significant for a reporting company, we will cover them out of operating cash flows.

Comparison of the Three Months August 31, 2022 to the Three Months August 31, 2021 Results of Operations

Our operating results for the three months August 31, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended
	August 31,		Changes
Statement of Operations Data:	2022	2021	Amount	%

Revenue	$335,366	$1,189,371	$(854,005)	(72)%
Cost of Services	(205,161)	(828,142)	622,981	(75)%
Gross profit	130,205	361,229	(231,024)	(64)%
Total operating expenses	(274,510)	(276,309)	1,799	(1)%
Other income (expense)	(149,152)	151,120	(300,272)	(199)%
Net Income (loss)	$(293,457)	$236,040	$(529,497)	(224)%

Sales

Sales totaled $335,366 which were comprised of (i) $169,369 from the resale of refurbished trucks and (ii) $159,278 from vehicle rental agreements, (iii) $2,195 from repair income and (iv) $4,524 from other miscellaneous sources for the three months August 31, 2022, compared to sales of $1,189,371 which were comprised of (i) $952,231 from the resale of refurbished trucks and (ii) $215,227 from vehicle rental agreements, and (iii) $21,913 from other miscellaneous sources for the three months ended August 31, 2021. The substantial decrease in revenue is directly related to the large increase in diesel fuel cost, the volatility in truck market prices and overall significant inflation.

Gross Profit

Gross profit is calculated by subtracting cost of goods sold from sales. Gross profit percentage is calculated by dividing gross margins by revenue. Current gross profit percentages may not be indicative of future gross profit performance. Gross profit totaled $130,205 for the three months August 31, 2022, compared to $361,229, during the three months ended August 31, 2021, respectively. Gross profit percentage was 39.0% and 30.0% for the three months August 31, 2022 and 2021, respectively. The increase in gross profit is composed of reduced trucks available for sale from increased purchase prices and included higher percentage mix of revenues from truck rental agreements, which typically yield higher profit margins, and relatively consistent profit margins from the resale of our trucks compared to the quarter ended August 31, 2021.

Operating Expenses

Operating expenses are primarily comprised of compensation, facilities costs, outsourced services and disposal of vehicles and equipment. Operating expenses totaled $274,510 for the three months August 31, 2022, compared to operating expenses of $276,309 during the three months ended August 31, 2021 representing a decrease of $1,799 or 1%. The decrease in operating expenses is generally related to the increase in our use of outsourced services, reductions in consulting and professional services for corporate matters, financing efforts, gains on disposal of vehicles and wages.

Other Income and Expenses

Other expenses totaled $149,152 for the three months August 31, 2022, compared to other income of $151,120 during the three months ended August 31, 2021 representing an increase in other expense of $300,272 or 199%. Interest expense decreased to $153,393 for the three months ended August 31, 2022 from $183,077 during the three months ended August, 2021. We recorded a gain from the change in fair value of derivative liabilities of $4,241 during the three months August 31, 2022, compared to a gain from the change in fair value of derivative liabilities of $334,197 during the three months ended August 31, 2021.

Net Income Attributable to Common Stockholders

The Company realized net loss attributable to common stockholders of $294,647 for the three months August 31, 2022, compared to net income of attributable to common stockholders of $97,102 realized during the three months ended August 31, 2021. The decrease in our net income and net loss attributable to common stockholders is largely attributable to the reduced gain associated with the change in fair value of derivative liabilities and decreased revenue.

Comparison of the Nine Months August 31, 2022 to the Nine Months Ended August 31, 2021 Results of Operations

Our operating results for the nine months August 31, 2022 and 2021, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended
	August 31,		Changes
Statement of Operations Data:	2022	2021	Amount	%

Revenue	$1,328,599	$3,544,792	$(2,216,193)	(63)%
Cost of services	(812,859)	(2,486,524)	1,673,665	(67)%
Gross profit	515,740	1,058,268	(542,528)	(51)%
Total operating expenses	(887,952)	(928,219)	40,267	4.3%
Other expense	(1,250,676)	217,163	(1,467,839)	(676)%
Net loss	$(1,622,888)	$347,212	$(1,970,100)	(567)%

Sales

Sales totaled $1,328,599 which were comprised of (i) $785,144 from the resale of refurbished trucks and (ii) $517,951 from vehicle rental agreements, (iii) $14,591 from repair income and (iv) $10,913 from other miscellaneous sources for the nine months August 31, 2022, compared to sales of $3,544,792 which were comprised of (i) $2,885,121 from the resale of refurbished trucks and (ii) $625,873 from vehicle rental agreements, and (iii) $33,798 from other miscellaneous sources for the nine months ended August 31, 2021. The substantial decrease in revenue is directly related to the large increase in diesel fuel cost, the volatility in truck market prices and overall significant inflation.

Gross Profit

Gross profit is calculated by subtracting cost of goods sold from sales. Gross profit percentage is calculated by dividing gross margins by revenue. Current gross profit percentages may not be indicative of future gross profit performance. Gross profit totaled $515,740 for the nine months August 31, 2022, compared to $1,058,268, during the nine months August 31, 2021. Gross profit percentage was 38.8% and 29.9% for the nine months August 31, 2022 and 2021, respectively. The increase in gross profit is composed of reduced trucks available for sale from increased purchase prices and included higher percentage mix of revenues from truck rental agreements, which typically yield higher profit margins, and relatively consistent profit margins from the resale of our trucks compared to the quarter ended August 31, 2021.

Operating Expenses

Operating expenses are primarily comprised of compensation, facilities costs, outsourced services and disposal of vehicles and equipment. Operating expenses totaled $887,952 for the nine months August 31, 2022, compared to operating expenses of $928,219 during the nine months August 31, 2021 representing a decrease of $40,267 or 4.3%. The decrease in operating expenses is generally related to the increase in our use of outsourced services, reductions in consulting and professional services for corporate matters and financing efforts, gains on disposal of vehicles and wages.

Other Expenses

Other expense totaled $1,250,676 for the nine months August 31, 2022, compared to other income of $217,163 during the nine months August 31, 2021 representing an increase in other expense of $1,467,839 or 676%. Interest expense increased to $561,672 for the nine months August 31, 2022 from $541,341 during the nine months August 31, 2021. We recorded a loss from the change in fair value of derivative liabilities of $561,672 during the nine months August 31, 2022, compared to a gain from the change in fair value of derivative liabilities of $758,504 during the nine months August 31, 2021.

Net Income Attributable to Common Stockholders

The Company realized net loss attributable to common stockholders of $1,622,888 for the nine months August 31, 2022, compared to net loss attributable to common stockholders of $1,009 realized during the nine months August 31, 2021. The increase in our net loss attributable to common stockholders is largely attributable to the change from a gain to a loss associated with the change in fair value of derivative liabilities and lower revenues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of August 31, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of August 31, 2022 to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/S/ NICHOLAS VIOLA	Chief Executive Officer	October 17, 2022
Nicholas Viola	(Principal Executive Officer)

/S/ KEITH L. VOIGTS	Chief Financial Officer	October 17, 2022
Keith L. Voigts	(Principal Financial and Accounting Officer)

